Form 10-Q
period 1995-03-31
DATUM INC
filed 1995-05-15
CIK 27119

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995.
                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________   to   ___________________.

Commission file no. 2-43561

                                   DATUM INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        95-2512237
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

1363 SOUTH STATE COLLEGE BLVD., ANAHEIM, CA                    92806-5790
 (Address of principal executive offices)                      (Zip code)

                                 (714) 533-6333
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. YES   X  .  NO      .
                                              -----      -----

     The registrant had 3,958,764 shares of common stock outstanding as of March 31, 1995.

     Total number of sequentially numbered pages contained herein are: 11

                                     INDEX




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .    3

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations  . .    8


PART II. OTHER INFORMATION

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                         PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements


                         DATUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)


                                                        MARCH 31,            December 31,
ASSETS                                                    1995                  1994
                                                       -----------           -----------
Current assets
  Cash and short-term investments                      $   255,000           $   221,000
  Accounts receivable                                   14,931,000             5,978,000
  Accounts receivable, unbilled                            236,000               326,000
  Inventories
      Purchased parts                                    6,579,000             2,081,000
      Work-in-process                                    6,852,000             4,465,000
      Finished products                                  2,559,000               446,000
                                                       -----------           -----------
                                                        15,990,000             6,992,000

  Prepaid expenses                                         279,000               432,000
  Deferred income taxes                                    869,000               869,000
  Income tax refund receivable                             210,000               216,000
                                                       -----------           -----------
              Total current assets                      32,770,000            15,034,000
Plant and equipment
  Land                                                   2,040,000             2,040,000
  Buildings                                              4,450,000             4,450,000
  Equipment                                             14,091,000             6,017,000
  Leasehold improvements                                 1,132,000               878,000
                                                       -----------           -----------
                                                        21,713,000            13,385,000
Less accumulated depreciation and amortization           6,479,000             6,310,000
                                                       -----------           -----------
                                                        15,234,000             7,075,000
                                                       -----------           -----------
Excess of purchase price over net assets acquired       10,521,000             2,413,000
Other assets                                                48,000                56,000
                                                       -----------           -----------
                                                       $58,573,000           $24,578,000
                                                       ===========           ===========


See Notes to Condensed Consolidated Financial Statements

                         DATUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                       March 31,          December 31,
                                                         1995                 1994
                                                      -----------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $ 3,668,000           $ 1,598,000
  Accrued salaries and wages                            1,136,000             1,256,000
  Other accrued expenses                                1,538,000               476,000
  Income taxes payable                                    164,000                 ----
  Notes payable to bank                                 8,650,000             3,000,000
  Current portion of long-term debt                     1,530,000                20,000
                                                      -----------           -----------
  Total current liabilities                            16,686,000             6,350,000
                                                      -----------           -----------
Long-term debt                                          9,627,000                50,000
                                                      -----------           -----------
Postretirement benefits                                   171,000               152,000
                                                      -----------           -----------
Deferred income taxes                                   1,143,000             1,143,000
                                                      -----------           -----------
Stockholders' equity
  Common stock, par value $.25 per share
      Authorized - 8,000,000 shares
      Issued -   3,963,014 shares in 1995
                 2,668,224 shares in 1994                 991,000               667,000
  Additional paid-in capital                           23,793,000            10,294,000
  Retained earnings -
    Beginning of period                                 5,922,000             4,986,000
    Net income                                            240,000               936,000
                                                      -----------           -----------
      End of period                                     6,162,000             5,922,000
                                                      -----------           -----------
              Total stockholders' equity               30,946,000            16,883,000
                                                      -----------           -----------
                                                      $58,573,000           $24,578,000
                                                      ===========           ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                    ------------------------------
                                                       1995                1994
                                                    ----------          ----------
Net product sales and contract revenues             $9,832,000          $7,463,000
                                                    ----------          ----------
Costs and expenses
  Cost of products sold and contract revenues        5,550,000           4,370,000
  Selling                                            1,596,000           1,208,000
  Product development                                  942,000             545,000
  Administrative and general                         1,212,000             911,000
  Interest expense                                     129,000              57,000
  Interest income                                       (3,000)             (3,000)
                                                    ----------          ----------
                                                     9,426,000           7,088,000
                                                    ----------          ----------
Income before income taxes                             406,000             375,000
Income tax provision                                   166,000             150,000
                                                    ----------          ----------
Net income                                          $  240,000          $  225,000
                                                    ==========          ==========
Earnings per common and common
  equivalent share                                  $     0.08          $     0.09
                                                    ==========          ==========
Weighted average number of common  and
  common equivalent shares outstanding               3,089,000           2,603,000
                                                    ==========          ==========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                       ---------------------------------
                                                                         MARCH 31,             March 31,
                                                                           1995                  1994
                                                                       ------------           ----------
Cash flows from operating activities:
  Net income                                                           $    240,000           $  225,000
                                                                       ------------           ----------
  Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization                                        300,000              182,000
       Contribution of the Company's shares of common stock                  45,000               43,000
       Changes in assets and liabilities, net of acquisitions:
          Increase in accounts receivable                                (3,116,000)            (414,000)
          (Increase) decrease in accounts receivable,
              unbilled - current portion                                     90,000             (164,000)
          Decrease in income tax refund receivable                            6,000                   --
          Increase in inventories                                          (391,000)            (342,000)
          (Increase) decrease in prepaid expenses                          (107,000)              52,000
          Increase in deferred income taxes - current portion                    --               (7,000)
          Decrease in other assets                                            8,000               11,000
          Increase (decrease) in accounts payable                           874,000               (1,000)
          Decrease in accrued expenses                                     (25,000)             (269,000)
          Increase in income taxes payable                                  164,000              155,000
          Increase in postretirement benefits                                19,000               19,000
                                                                       ------------           ----------
          Total reconciling items                                        (2,133,000)            (735,000)
                                                                       ------------           ----------
       Net cash used in operating activities                             (1,893,000)            (510,000)
                                                                       ------------           ----------

Cash flows from investing activities:
  Book value of equipment disposals                                           1,000               60,000
  Capital expenditures                                                     (359,000)            (134,000)
  Payment for acquisition, net of cash                                  (14,494,000)                  --
                                                                       ------------           ----------
      Net cash used in investing activities                             (14,852,000)             (74,000)
                                                                       ------------           ----------
Cash flows from financing activities:
  Proceeds from line of credit                                            5,650,000              110,000
  Proceeds from (reductions to) long-term debt and notes payable         11,087,000              (65,000)
  Exercise of stock options                                                  42,000                3,000
                                                                       ------------           ----------
  Net cash provided by financing activities                              16,779,000               48,000
                                                                       ------------           ----------
Net increase (decrease) in cash and cash equivalents                         34,000             (536,000)
Cash and cash equivalents at beginning of period                            221,000              651,000
                                                                       ------------           ----------
Cash and cash equivalents at end of period                             $    255,000           $  115,000
                                                                       ============           ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
In connection with the acquisition of Efratom, the Company issued
1,277,778 shares of common stock valued at $13,736,000.


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1995 AND 1994




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's 1994 Annual Report to Stockholders. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented. The results of operations for such interim period are not necessarily indicative of results to be expected for the full year.

NOTE B - EARNINGS PER SHARE

Earnings per share is calculated by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during each period taking into consideration primary and fully diluted shares.

NOTE C - SUBSEQUENT EVENTS

On March 16, 1995 the stockholders of the Company approved the purchase of all the outstanding capital stock of Efratom Time and Frequency Products, Inc., a Colorado corporation, and Ball Efratom Elektronik GmbH, a corporation organized under the laws of the Republic of Germany (collectively, Efratom). The purchase price consisted of $15,000,000 cash and 1,277,778 shares of Datum common stock. The cash portion of the purchase price is subject to a post-closing adjustment based on a comparison of the working capital and fixed assets of Efratom as of August 7, 1994 and as of March 17, 1995. The acquisition closed on March 17, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1994 Annual Report to Stockholders.

Results of Operations

Consolidated product sales increased 31.7% for the quarter ended March 31, 1995, when compared to the corresponding quarter of 1994. The increase was primarily due to the growth of our Local Area Network product line and to the acquisition of Efratom on March 17, 1995, which added two weeks of new sales to Datum.

Cost of products sold for the quarter ended March 31, 1995, was 56.4%, compared with 58.6% for the corresponding quarter of 1994. The increased margin percentage was due to a more favorable product mix in most of the operating divisions.

Selling expense as a percent of sales was 16.2% for the quarter ended March 31, 1995, the same as the corresponding quarter of 1994. The increase in absolute dollars was partially due to the addition of Efratom (two weeks).

Product development expense as a percentage of sales increased to 9.6% of the quarter ended March 31, 1995, compared with 7.3% for the corresponding quarter of 1994. This was largely attributable to the higher level of investment in telecommunication products, but also reflects a maintained level of development activity in GPS receivers, LAN synchronization products and cesium standards. Also, Efratom product development expense, as a percentage of sales, is higher than that of the other divisions of Datum.

General and Administrative expense as a percent of sales was 12.3% for the quarter ended March 31, 1995, compared to 12.2% for the corresponding quarter in 1994.

With the acquisition of Efratom came an increase in borrowing of $15 million for part of the purchase price and up to an additional $7 million to cover the increased daily working capital needs of the combined operations. The increase in interest expense reflects the additional interest paid for two weeks on the increased loan commitment.

Net income as a percent of sales decreased to 2.4% in the current quarter from 3.0% in the same quarter of 1994. The added cost of product development and interest expense due to the acquisition accounted for this differential.

The prorated portion of shares issued to Ball Corporation for the acquisition of Efratom added the equivalent shares from March 17, 1995 and, to a lesser extent, the exercise of stock options also added to shares outstanding.

Liquidity and Capital Resources

Accounts receivable, including accounts receivable unbilled, increased from $6,304,000 at December 31, 1994 to $15,167,000 at March 31, 1995. The major reason for the increase is the presence of Efratom receivables of $7,800,000 not applicable on December 31, 1994.

Inventories increased from $6,992,000 at December 31, 1994, to $15,990,000 at March 31, 1995. The increase is driven by the addition of $8,400,000 of Efratom inventories not present on December 31, 1994.

Accounts payable increased from $1,598,000 at December 31, 1994 to $3,668,000 at March 31, 1995. The Efratom acquisition accounts for this increase.

At March 31, 1995 the Company had working capital of $16,084,000 and a current ratio of 2.0:1. This compares to working capital of $8,684,000 and a current ratio of 2.4:1 at December 31, 1994. The moderate decline in the current ratio is the result of the large current loan balance associated with financing the Efratom acquisition.

The notes payable to the bank reflects the revolving line with the bank which increased to a maximum of $11,000,000. The balance reflects usage to date and includes $4,000,000 utilized as a portion of the $15,000,000 cash purchase price of Efratom. The additional usage is partially to cover the higher levels of accounts receivable and inventory.

Effective March 17, 1995, the Company entered into a credit arrangement with its bank for a credit facility to contain (i) an $11,000,000 revolving line of credit; (ii) a $2,500,000 term loan payable over six (6) years; (iii) a $2,500,000 term loan amortized over 25 years, payable in five (5) years; (iv) a $6,000,000 term loan payable over four (4) years. All the loans have interest payable at the bank's prime rate plus .5% to .75%. The loans are secured by accounts receivable, inventory, real estate and equipment of Datum and Efratom. The credit arrangement is effective through June 6, 1996.

The current portion of long-term debt reflects the banking arrangements described above which are due and payable in a twelve month period.

The Company believes that the available credit line and funds generated by operations are adequate to continue the Company's business as presently conducted.

                          PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibit No.                     Description
         -----------                     -----------
             27.1                        Financial Data Schedule

     (b)     The following reports on Form 8-K were filed during the quarter covered by this report:

            (i)  Form 8-K filed March 27, 1995, regarding the Registrant's acquisition of Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH.

           (ii)  Form 8-K/A filed March 28, 1995, regarding the Registrant's acquisition of Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Louis B. Horwitz                                  Date     May 15, 1995
- ---------------------------------------                    --------------------
Louis B. Horwitz, President





/s/ David A. Young                                    Date     May 15, 1995
- ---------------------------------------                    --------------------
David A. Young, Chief Financial Officer