Form 10-Q
period 1995-06-30
DATUM INC
filed 1995-08-14
CIK 27119

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1995
                               ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission file no. 0-6272

                                   DATUM INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                      95-2512237
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                       Identification No.

   1363 SOUTH STATE COLLEGE BLVD., ANAHEIM, CA                   92806-5790
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

     The registrant had 3,982,188 shares of common stock outstanding as of June 30, 1995.

     Total number of sequentially numbered pages contained herein are: _______

                                     INDEX




PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and Results of Operations  . . . .      8


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to  a Vote of Security Holders . . . . . . .     10

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . .     10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                        PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements


                          DATUM INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                             JUNE 30,            December 31,
A S S E T S                                                                    1995                  1994
                                                                           -----------           ------------
Current assets
  Cash and short-term investments                                          $    36,000            $   221,000
  Accounts receivable                                                       12,049,000              5,978,000
  Accounts receivable, unbilled                                                318,000                326,000
  Inventories
      Purchased parts                                                        6,067,000              2,081,000
      Work-in-process                                                        8,674,000              4,465,000
      Finished products                                                      3,450,000                446,000
                                                                           -----------            -----------
                                                                            18,191,000              6,992,000

  Prepaid expenses                                                             703,000                432,000
  Deferred income taxes                                                        869,000                869,000
  Income tax refund receivable                                                 210,000                216,000
                                                                           -----------            -----------
              Total current assets                                          32,376,000             15,034,000

Plant and equipment
  Land                                                                       2,040,000              2,040,000
  Buildings                                                                  4,454,000              4,450,000
  Equipment                                                                 13,418,000              6,017,000
  Leasehold improvements                                                     1,132,000                878,000
                                                                           -----------            -----------
                                                                            21,044,000             13,385,000

Less accumulated depreciation and amortization                               5,956,000              6,310,000
                                                                           -----------            -----------
                                                                            15,088,000              7,075,000
                                                                           -----------            -----------
Excess of purchase price over net assets acquired                           10,684,000              2,413,000
Other assets                                                                    46,000                 56,000
                                                                           -----------            -----------
                                                                           $58,194,000            $24,578,000
                                                                           ===========            ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                                                             JUNE 30,              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           1995                   1994
                                                                            ----------            -------------
Current liabilities
  Accounts payable                                                         $ 3,037,000            $ 1,598,000
  Accrued salaries and wages                                                 1,344,000              1,256,000
  Other accrued expenses                                                     1,741,000                476,000
  Income taxes payable                                                       (247,000)                   --
  Notes payable to bank                                                      9,100,000              3,000,000
  Current portion of long-term debt                                          1,027,000                 20,000
                                                                           -----------            -----------
              Total current liabilities                                     16,002,000              6,350,000
                                                                           -----------            -----------
Long-term debt                                                               9,617,000                 50,000
                                                                           -----------            -----------
Postretirement benefits                                                        190,000                152,000
                                                                           -----------            -----------
Deferred income taxes                                                        1,143,000              1,143,000
                                                                           -----------            -----------
Stockholders' equity
  Common stock, par value $.25 per share
      Authorized - 8,000,000 shares
      Issued - 3,982,188 shares in 1995
               2,668,224 shares in 1994                                        996,000                667,000
  Additional paid-in capital                                                23,925,000             10,294,000
  Retained earnings -
      Beginning of period                                                    5,922,000              4,986,000
      Net income                                                               385,000                936,000
      Cumulative translation adjustment                                         14,000                   --
                                                                           -----------            -----------
      End of period                                                          6,321,000              5,922,000
                                                                           -----------            -----------
              Total stockholders' equity                                    31,242,000             16,883,000
                                                                           -----------            -----------
                                                                           $58,194,000            $24,578,000
                                                                           ===========            ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                    Three Months Ended                            Six Months Ended
                                                         June 30,                                     June 30,
                                             ---------------------------------           ---------------------------------
                                                1995                  1994                  1995                  1994
                                             -----------            ----------           -----------           -----------
Net product sales and
   contract revenues                         $16,853,000            $7,827,000           $26,685,000           $15,290,000
                                             -----------            ----------           -----------           -----------
Costs and expenses
   Cost of products sold and
     contract revenues                         9,283,000             4,173,000            14,833,000             8,543,000
   Selling                                     2,523,000             1,308,000             4,119,000             2,516,000
   Product development                         2,288,000               614,000             3,230,000             1,159,000
   General and administrative                  1,995,000             1,102,000             3,207,000             2,013,000
   Interest expense                              520,000                64,000               649,000               121,000
   Interest income                                (3,000)               (5,000)               (6,000)               (8,000)
                                             -----------            ----------           -----------           -----------
                                              16,606,000             7,256,000            26,032,000            14,344,000
                                             -----------            ----------           -----------           -----------

Income before income taxes                       247,000               571,000               653,000               946,000
Income tax provision                             102,000               228,000               268,000               378,000
                                             -----------            ----------           -----------           -----------
Net income                                   $   145,000            $  343,000           $   385,000           $   568,000
                                             ===========            ==========           ===========           ===========

Earnings per common and
   common equivalent share                   $      0.03            $     0.13           $      0.11           $      0.22
                                             ===========            ==========           ===========           ===========
Weighted average number
   of common and common
   equivalent shares outstanding               4,241,000             2,617,000             3,665,000             2,610,000
                                             ===========            ==========           ===========           ===========



See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                Six  Months Ended
                                                                         ------------------------------
                                                                            JUNE 30,          June 30,
                                                                             1995              1994
                                                                         ------------       -----------
Cash flows from operating activities:
     Net income                                                          $    385,000       $  568,000
                                                                         ------------       ----------
     Adjustments to reconcile income to net cash provided by
     operating activities:
          Depreciation and amortization                                     1,129,000          378,000
          Contribution of the Company's shares of common stock                 99,000           85,000
          Changes in assets and liabilities, net of acquisition:
            Increase in accounts receivable                                  (301,000)        (540,000)
            (Increase) decrease in accounts receivable,
            unbilled - current portion                                          8,000         (321,000)
            Decrease in income tax refund receivable                            6,000             ----
            Increase in inventories                                        (2,682,000)        (578,000)
            Increase in prepaid expenses                                     (634,000)         (93,000)
            Increase in deferred income taxes - current portion                  ----          (15,000)
            Decrease in other assets                                           10,000           12,000
            Increase (decrease) in accounts payable                           255,000         (289,000)
            Increase (decrease) in accrued expenses                           377,000          (14,000)
            Decrease in income taxes payable                                 (246,000)        (132,000)
            Increase in postretirement benefits                                38,000           38,000
                                                                         ------------      -----------
         Total reconciling items                                          (1,941,000)      (1,469,000)
                                                                         ------------      -----------
         Net cash used in operating activities                            (1,556,000)        (901,000)
                                                                         ------------      -----------

Cash flows from investing activities:
     Book value of equipment disposals                                          8,000           82,000
     Capital expenditures                                                    (911,000)        (526,000)
     Payment for acquisition, net of cash                                 (14,494,000)           ----
     Other                                                                    (31,000)           ----
                                                                         ------------      -----------
         Net cash used in investing activities                            (15,428,000)        (444,000)
                                                                         ------------      -----------

Cash flows from financing activities:
     Proceeds from line of credit                                           6,100,000          875,000
     Proceeds from (reductions to) long-term debt and notes payable        10,574,000         (130,000)

     Exercise of stock options                                                125,000           32,000
                                                                         ------------      -----------
          Net cash provided by financing activities                        16,799,000          777,000
                                                                         ------------      -----------

Net increase (decrease) in cash and cash equivalents                         (185,000)        (568,000)
Cash and cash equivalents at beginning of period                              221,000          651,000
                                                                         ------------      -----------

Cash and cash equivalents at end of period                               $     36,000       $   83,000
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

                             JUNE 30, 1995 AND 1994




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

NOTE B - EARNINGS PER SHARE

Earnings per share is calculated by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during each period taking into consideration dilutive effects of common stock equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1994 Annual Report to Stockholders.

On March 17, 1995, the Company completed its acquisition of Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH (collectively "Efratom") from Ball Corporation. As a result of the acquisition, the Company has experienced significant increases in revenues, selling expenses, product development general and administrative expenses, accounts receivable, inventories and accounts payable, in the quarter and six months ended June 30, 1995 from the corresponding periods of 1994.

Results of Operations
---------------------

Consolidated net product sales and contract revenues increased 115.3% for the quarter ended June 30, 1995, when compared to the corresponding quarter of 1994. For the six month period of 1995, the sales increase was 74.5% when compared to the same two quarters of 1994. The increases were primarily due to the acquisition of Efratom on March 17, 1995. Contract revenues as a component of total revenues are not significant.

Cost of products sold and contract revenues as a percentage of product sales for the quarter ended June 30, 1995, was 55.1%, compared with 53.3% for the corresponding quarter of 1994. For the six month period of 1995, cost of products sold as a percentage of sales remained relatively unchanged from the corresponding six month period of 1994, 55.6% in 1995 compared with 55.8% in 1994. The mix of telecommunication products sold in the quarter contributed to a lower than average cost in the second quarter of 1994.

Selling expenses increased by $1,215,000 for the quarter ended June 30, 1995 over the similar period in 1994, due to the acquisition of Efratom in March of 1995 and the addition of a telecommunications sales organization in the June 30, 1995 quarter. However, sales expense as a percentage of product sales decreased to 15.0% for the quarter ended June 30, 1995, from 16.7% for the corresponding quarter of 1994, due to a larger sales base.

Product development expense as a percentage of product sales increased to 13.6% for the quarter ended June 30, 1995, compared with 7.8% for the corresponding quarter of 1994. In the absence of the acquisition of Efratom, product development expense as a percentage of product sales would have increased from 7.8% to 10.3% due to increased telecommunication product development. In addition, Efratom product development expense, as a percentage of product sales, is higher than that of the other divisions of Datum.

General and Administrative expense increased by $893,000 to $1,995,000 for the quarter ended June 30, 1995. $682,000 of this increase was due to the addition of Efratom which was not in the corresponding quarter of 1994. In the June 1995 quarter, general and administrative expense as a percentage of product sales decreased to 11.8%, compared to 14.1% in the corresponding quarter of 1994, due to a larger sales base.

Interest expense increased from $64,000 for the quarter ended June 30, 1994 to $520,000 for the June 1995 quarter as a result of the borrowing of $15 million for part of the Efratom purchase price and up to an additional $7 million to cover the increased daily working capital needs of the combined operations. The borrowing level at June 30, 1995 was $19.7 million.

Net income as a percentage of product sales decreased to .9% in the current quarter from 4.4% in the same quarter of 1994. The mix of products sold, the added cost of product development and interest expense due to the acquisition accounted for this differential.

The common and common equivalent shares were affected by the shares issued to Ball Corporation for the acquisition of Efratom on March 17, 1995 and, to a lesser extent by the exercise of stock options adding to outstanding shares.

Liquidity and Capital Resources
-------------------------------

Accounts receivable, including accounts receivable unbilled, increased from $6,304,000 at December 31, 1994 to $12,367,000 at June 30, 1995. The major reason for the increase is the presence of Efratom receivables of $5,239,000 not applicable on December 31, 1994. The increase in the other Datum companies is due to increased sales volume in the Timing and Bancomm divisions.

Inventories increased from $6,992,000 at December 31, 1994, to $18,191,000 at June 30, 1995. The increase is the result of $10,007,000 of Efratom inventories not present on December 31, 1994.

Accounts payable increased from $1,598,000 at December 31, 1994 to $3,037,000 at June 30, 1995. Efratom accounts payable accounted for $1,156,000 of that difference.

At June 30, 1995 the Company had working capital of $16,374,000 and a current ratio of 2.0:1. This compares to working capital of $8,684,000 and a current ratio of 2.4:1 at December 31, 1994. The decline in the current ratio is the result of additional financing associated with the Efratom acquisition.

Effective March 17, 1995, the Company entered into a credit arrangement with its bank for a credit facility to contain (i) an $11,000,000 revolving line of credit; (ii) a $2,500,000 term loan payable over six (6) years; (iii) a $2,500,000 term loan amortized over 25 years, payable in five (5) years; (iv) a $6,000,000 term loan payable over four (4) years. All the loans have interest payable at the bank's prime rate plus .5% to .75%. The loans are secured by accounts receivable, inventory, real estate and equipment. The credit arrangement is effective through June 6, 1996.

The notes payable to the bank of $9,100,000 at June 30, 1995 reflects the revolving line with the bank which can be increased to a maximum of $11,000,000. This June 30, 1995 balance includes $4,000,000 utilized for a portion of the $15,000,000 cash purchase price of Efratom. The additional usage is to cover the higher levels of accounts receivable and inventory.

The current portion of long-term debt reflects the banking arrangements described above which are due and payable in the current year.

The acquisition of Efratom was concluded subject to a potential purchase price adjustment based on a closing date statement of working capital. Ball Corporation and Datum are finalizing the values necessary to determine the closing date balance sheet. This is presently an open item which should be concluded before year end.

Any purchase price adjustment will be reflected in excess of purchase price over net assets acquired and is not expected to be material to results of operations.

                          PART II.  OTHER INFORMATION

Items 1 through 3 and Item 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 4.  Submission of Matters for Vote of Security Holders

         (a)   The Annual Meeting of Stockholders was held on June 1, 1995.

         (b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of broker non-votes.

                                          Number of                Number of                    Number of
               Name                      Votes "For"            Votes "Withheld"            Broker "Non-Votes"
               ----                      -----------            ----------------            ------------------
               Louis B. Horwitz           3,648,596                  9,046                         -0-
               Dan L. McGurk              3,648,646                  8,996                         -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.               Description
               -----------               -----------


                10.32.2 Amendment to Leases between the Irvine Company and the Company

                10.32.3                 Second Amendment to Lease for 4 Cromwell

                10.32.4                 Second Amendment to Lease for 3 Parker

                10.34                   Industrial Lease between The Irvine
                                        Company and the Company

                27.2                    Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Louis B. Horwitz                             Date     August 14, 1995
-------------------------------------------           ------------------------
Louis B. Horwitz, President





/s/ David A. Young                               Date     August 14, 1995
-------------------------------------------           ------------------------
David A. Young, Chief Financial Officer

                                 EXHIBIT INDEX


                                                                                           Sequentially
                                                                                            Numbered
Exhibit No.             Description                                                           Page
-----------             -----------                                                      ---------------
  10.32.2               Amendment to Leases between the Irvine Company
                        and the Company

  10.32.3               Second Amendment to Lease for 4 Cromwell

  10.32.4               Second Amendment to Lease for 3 Parker

  10.34 Industrial Lease between The Irvine Company and the Company

  27.2                  Financial Data Schedule