Form 10-Q
period 1995-09-30
DATUM INC
filed 1995-11-13
CIK 27119

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995               .
                               -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________.

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

     The registrant had 4,003,342 shares of common stock outstanding as of September 30, 1995.

     Total number of sequentially numbered pages contained herein are: _____

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . .              3


Item 2.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . .              8



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . .             11


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .             12


Exhibit Index   . . . . . . . . . . . . . . . . . . . . . . . . .             13


                         PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements


                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                          SEPTEMBER 30,         December 31,
A S S E T S                                                                   1995                  1994
                                                                          -------------         ------------
Current assets
  Cash and short-term investments                                          $    10,000          $   221,000
  Accounts receivable                                                       12,344,000            5,978,000
  Accounts receivable, unbilled                                                261,000              326,000
  Inventories
      Purchased parts                                                        6,885,000            2,081,000
      Work-in-process                                                        9,261,000            4,465,000
      Finished products                                                      3,842,000              446,000
                                                                           -----------          -----------
                                                                            19,988,000            6,992,000

  Prepaid expenses                                                           1,037,000              432,000
  Deferred income taxes                                                        869,000              869,000
  Income tax refund receivable                                                 208,000              216,000
                                                                           -----------          -----------
              Total current assets                                          34,717,000           15,034,000

Plant and equipment
  Land                                                                       2,040,000            2,040,000
  Buildings                                                                  4,458,000            4,450,000
  Equipment                                                                 13,995,000            6,017,000
  Leasehold improvements                                                     1,138,000              878,000
                                                                           -----------          -----------
                                                                            21,631,000           13,385,000

Less accumulated depreciation and amortization                               6,478,000            6,310,000
                                                                           -----------          -----------
                                                                            15,153,000            7,075,000
                                                                           -----------          -----------
Excess of purchase price over net assets acquired                           10,490,000            2,413,000
Other assets                                                                    43,000               56,000
                                                                           -----------          -----------
                                                                           $60,403,000          $24,578,000
                                                                           ===========          ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                                                          SEPTEMBER 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          1995                 1994
                                                                          -------------        ------------
Current liabilities
  Accounts payable                                                         $ 3,600,000          $ 1,598,000
  Accrued salaries and wages                                                 1,649,000            1,256,000
  Other accrued expenses                                                     1,282,000              476,000
  Income taxes payable                                                        (319,000)                  --
  Notes payable to bank                                                      9,724,000            3,000,000
  Current portion of long-term debt                                          2,067,000               20,000
                                                                           -----------          -----------
              Total current liabilities                                     18,003,000            6,350,000
                                                                           -----------          -----------
Long-term debt                                                               9,538,000               50,000
                                                                           -----------          -----------
Postretirement benefits                                                        209,000              152,000
                                                                           -----------          -----------
Deferred income taxes                                                        1,143,000            1,143,000
                                                                           -----------          -----------
Stockholders' equity
  Common stock, par value $.25 per share
      Authorized - 8,000,000 shares
      Issued - 4,003,342 shares in 1995
               2,668,224 shares in 1994                                      1,001,000              667,000
  Additional paid-in capital                                                24,076,000           10,294,000
  Retained earnings -
      Beginning of period                                                    5,922,000            4,986,000
      Net income                                                               525,000              936,000
      Cumulative translation adjustment                                        (14,000)                  --
                                                                           -----------          -----------
      End of period                                                          6,433,000            5,922,000
                                                                           -----------          -----------
              Total stockholders' equity                                    31,510,000           16,883,000
                                                                           -----------          -----------
                                                                           $60,403,000          $24,578,000
                                                                           ===========          ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                      --------------------------    --------------------------
                                         1995            1994          1995           1994
                                      -----------     ----------    -----------    -----------
Net product sales and
 contract revenues                    $18,607,000     $8,044,000    $45,292,000    $23,334,000
                                      -----------     ----------    -----------    -----------
Costs and expenses
 Cost of products sold and
   contract revenues                   11,215,000      4,573,000     26,048,000     13,116,000
 Selling                                2,709,000      1,356,000      6,828,000      3,872,000
 Product development                    1,963,000        670,000      5,193,000      1,829,000
 General and administrative             2,010,000        946,000      5,217,000      2,959,000
 Interest expense                         477,000         62,000      1,126,000        183,000
 Interest income                           (4,000)        (4,000)       (10,000)       (12,000)
                                      -----------     ----------    -----------    -----------
                                       18,370,000      7,603,000     44,402,000     21,947,000
                                      -----------     ----------    -----------    -----------

Income before income taxes                237,000        441,000        890,000      1,387,000
Income tax provision                       97,000        176,000        365,000        554,000
                                      -----------     ----------    -----------    -----------
Net income                            $   140,000     $  265,000    $   525,000    $   833,000
                                      ===========     ==========    ===========    ===========

Earnings per common and
 common equivalent share              $       .03     $      .10    $       .14    $       .32
                                      ===========     ==========    ===========    ===========
Weighted average number
 of common and common
 equivalent shares outstanding          4,921,000      2,632,000      3,874,000      2,617,000
                                      ===========     ==========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine  Months Ended
                                                                    ------------------------------------
                                                                    SEPTEMBER 30,          September 30,
                                                                        1995                   1994
                                                                    -------------          -------------
Cash flows from operating activities:
 Net income                                                          $   525,000             $  833,000
                                                                     -----------             ----------
 Adjustments to reconcile income to net cash provided by
   operating activities:
    Depreciation and amortization                                      2,109,000                578,000
    Contribution of the Company's shares of common stock                 241,000                127,000
    Changes in assets and liabilities, net of acquisition:
     Increase in accounts receivable                                    (599,000)               (92,000)
     Decrease in accounts receivable,
       unbilled - current portion                                         65,000                 81,000
     Decrease in income tax refund receivable                              7,000                   ----
     (Increase) decrease in inventories                               (4,473,000)                63,000
     Increase in prepaid expenses                                       (453,000)               (51,000)
     Increase in deferred income taxes - current portion                    ----               (174,000)
     Decrease in other assets                                             13,000                 13,000
     Increase (decrease) in accounts payable                             817,000               (295,000)
     Increase in accrued expenses                                        464,000                 20,000
     Decrease in income taxes payable                                   (319,000)                  ----
     Increase in postretirement benefits                                  57,000                 57,000
                                                                     -----------             ----------
    Total reconciling items                                           (2,071,000)               327,000
                                                                     -----------             ----------
    Net cash used in operating activities                             (1,546,000)             1,160,000
                                                                     -----------             ----------
Cash flows from investing activities:
 Book value of equipment disposals                                        20,000                108,000
 Capital expenditures                                                 (1,779,000)              (662,000)
 Payment for acquisition, net of cash                                (15,290,000)                  ----
 Other                                                                   (14,000)                  ----
                                                                     -----------             ----------
   Net cash used in investing activities                             (17,063,000)              (554,000)
                                                                     -----------             ----------
Cash flows from financing activities:
 Proceeds from (reductions to) line of credit                          6,724,000             (1,075,000)
 Proceeds from (reductions to) long-term debt and notes payable       11,535,000               (196,000)
 Exercise of stock options                                               139,000                 68,000
                                                                     -----------             ----------
   Net cash provided by financing activities                          18,398,000             (1,203,000)
                                                                     -----------             ----------
Net decrease in cash and cash equivalents                               (211,000)              (597,000)
Cash and cash equivalents at beginning of period                         221,000                651,000
                                                                     -----------             ----------
Cash and cash equivalents at end of period                           $    10,000             $   54,000
                                                                     ===========             ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 In connection with the acquisition of Efratom, the Company issued 1,277,778 shares of common stock valued at $13,736,000.

See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995 AND 1994




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

Overview

Datum designs, manufactures and markets a wide variety of high-quality, high performance time and frequency products used to synchronize the flow of information in telecommunications and enterprise computing networks. Datum also is a leading supplier of high-performance timing products for a wide variety of scientific and industrial test and measurement applications.

On March 17, 1995, Datum completed its acquisition of Efratom, the inventor and leading supplier of high-stability, rubidium-based oscillators widely used in cellular and PCS systems. The purchase price consisted of $15,000,000 cash and 1,277,778 shares of Datum's Common Stock. The cash portion of the purchase price is subject to a post-closing adjustment yet to be determined. See "Liquidity and Capital Resources." The transaction has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair market values at the date of the acquisition. In connection with the acquisition, Datum recorded $8,469,000 in goodwill, subject to a post-closing adjustment which amount will be amortized (and charged against earnings) for 15 years from the date of the acquisition.

As a result of the acquisition, Datum has experienced significant increases (in absolute terms) in revenue, selling expenses, general and administrative expenses, accounts receivable, inventory and accounts payable, in the quarter and nine months ended September 30, 1995 from the corresponding periods of 1994. In addition, Datum has experienced, and expects to continue to experience, material changes (in percentage terms) in certain areas of its operations as a result of the acquisition of Efratom. Efratom has historically experienced substantial fluctuations in quarterly operating results because of its dependence on relatively few major customers and the ordering patterns of its customers and other factors. The future operating results of Datum may exhibit similar fluctuations due to the combination with Efratom. Other factors that could cause Datum's sales and operating results to vary significantly from period to period include timing of deliveries of new products, contractual commitments to reduce prices of goods sold, mix of products sold, fluctuating market demand, new product introductions by competitors, disruptions in delivery of components or subsystems and general economic conditions. Due to contractual obligations and the nature of its manufacturing processes, Efratom maintains higher levels of inventories, both on absolute and percentage basis, than Datum historically maintained. As a result, Datum anticipates that inventories, as a percentage of total assets, will continue above previous levels, which will have the effect of increasing Datum's working capital requirements. In addition, Efratom traditionally has had higher research and product development expenses as a percentage of net sales, and Datum anticipates maintaining such higher level of expenditures.

A small number of customers account for a substantial portion of Datum's net sales. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases. Any such reduction, delay or loss in orders could have a material adverse effect on Datum's business and results of operations.

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of Datum's total sales:

                                                                  Percentage of Total Sales
                                           ----------------------------------------------------------------------------
                                                Year Ended December 31,                  Nine Months Ended September 30,
                                           ----------------------------------            -------------------------------
                                            1992          1993          1994                  1994             1995
                                           ------        ------        ------                ------           ------
Net product sales and contract revenue     100.0%        100.0%        100.0%                100.0%           100.0%

Costs and expenses
   Cost of products sold and contract       64.8%         59.6%         56.6%                 56.2%            57.5%
      revenue  . . . . . . . . . . . .
   Selling . . . . . . . . . . . . . .      16.7%         18.1%         16.8%                 16.6%            15.1%
   Product development . . . . . . . .       6.7%          7.6%          8.1%                  7.8%            11.5%
   General and administrative  . . . .      15.4%         13.4%         12.7%                 12.7%            11.5%
   Interest expense  . . . . . . . . .       1.1%          0.8%          0.8%                  0.8%             2.5%
   Interest income . . . . . . . . . .       0.0%          0.0%          0.0%                 (0.1%)            0.0%

Income (loss) before income taxes. . .     (11.0%)         0.4%          5.0%                  5.9%             2.0%
Income tax provision (benefit) . . . .      (2.9%)         0.1%          2.0%                  2.4%             0.8%
Net income (loss)  . . . . . . . . . .      (8.1%)         0.3%          3.0%                  3.5%             1.2%

Consolidated net product sales and contract revenues increased by 131.3% for the quarter ended September 30, 1995, when compared to the corresponding quarter of 1994. For the nine month period of 1995, the sales increase was 94.1% when compared to the same three quarters of 1994. The increases were primarily due to the acquisition of Efratom on March 17, 1995. Contract revenues as a component of total revenues are not significant.

Cost of products sold and contract revenues as a percentage of product sales for the quarter ended September 30, 1995, was 60.3%, compared with 56.8% for the corresponding quarter of 1994. For the nine month period of 1995, cost of products sold was 57.5% compared with 56.2% in 1994. The mix of products sold, specifically by Efratom, contributed to a higher than average cost in the third quarter.

Selling expense increased by $1,353,000 for the quarter ended September 30, 1995 over the similar period in 1994, as a result of the acquisition of Efratom, the addition of a telecommunications sales organization, and the expansion of its enterprise computing operations. However, sales expense as a percentage of product sales decreased to 14.6% for the quarter ended September 30, 1995, from 16.9% for the corresponding quarter of 1994.

Product development expense as a percentage of product sales increased to 10.5% for the quarter ended September 30, 1995, compared with 8.3% for the corresponding quarter of 1994. In the absence of the acquisition of Efratom, product development expense as a percentage of product sales would have increased from 8.3% to 9.0% due to increased telecommunication product development. In addition, Efratom product development expense, as a percentage of product sales, is higher than that of the other divisions of Datum.

General and administrative expense increased by $1,064,000 to $2,010,000 for the quarter ended September 30, 1995. Of this increase, $783,000 was due to the addition of Efratom which was not in the corresponding quarter of 1994. An additional $350,000 of the increase was due to amortization of excess purchase price of the Efratom acquisition, also not in the corresponding quarter of 1994. General and administrative expense as a percentage of product sales decreased to 10.8% in the quarter ended September 30, 1995, compared to 11.8% in the corresponding quarter of 1994 (as a result of a larger sales volume).

Interest expense increased for the quarter ended September 30, 1995 to $477,000 from $62,000 in the corresponding quarter of 1994. This is due to the borrowing of $15 million for part of the Efratom purchase price and up to an additional $12 million to cover the increased daily working capital needs of the combined operations. The borrowing level at September 30, 1995 was $21.3 million.

Net income as a percentage of product sales decreased to 0.8% in the current quarter from 3.3% in the same quarter of 1994. The mix of products sold, the added cost of product development, increased amortization of excess purchase price, and interest expense due to the acquisition of Efratom, accounted for this differential.

Direct and indirect sales to the United States Government for the three and nine month periods ended September 30, 1995 were $3,934,000 and $18,606,000, respectively, compared to $2,409,000 and $7,898,000 for the corresponding prior year periods. These sales are subject to various risks, including unpredictable reductions in funds available for Datum's projects and contract termination at the convenience of the government. A significant portion of Datum's U.S. government business is also subject to reduction or termination due to government policy changes, such as reductions in military defense spending.

International sales accounted for 19.6% and 21.3% of total sales for the three and nine months ended September 30, 1995, compared to 23.6% and 21.8% for the corresponding year periods. International sales expose Datum to certain risks, including different or changing standards in international telecommunications systems, the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, fluctuations in foreign currency exchange rates, availability of suitable export financing, export license requirements and other domestic and foreign regulations that may apply to the export of Datum's products.

The common and common equivalent shares and the resulting earnings per share were affected by the lower net income and by the shares issued to Ball Corporation for the acquisition of Efratom on March 17, 1995 and, to a lesser extent by the exercise of stock options adding to outstanding shares.

Liquidity and Capital Resources

Accounts receivable, including accounts receivable unbilled, increased from $6,304,000 at December 31, 1994 to $12,605,000 at September 30, 1995. The
major reason for the increase is the presence of Efratom receivables of $6,315,000 not applicable on December 31, 1994.

Inventories increased from $6,992,000 at December 31, 1994, to $19,988,000 at September 30, 1995. The increase is primarily the result of $12,139,000 of Efratom inventories not present on December 31, 1994. Datum anticipates continuing increased levels of inventories which will result in increased demand on capital resources.

Prepaid expenses increased from $432,000 at December 31, 1994 to $1,037,000 at September 30, 1995. The Efratom acquisition added $690,000 not present at December 31, 1994.

Accounts payable increased from $1,598,000 at December 31, 1994 to $3,600,000 at September 30, 1995. Efratom accounts payable accounted for $1,643,000 of that difference.

At September 30, 1995, the Company had working capital of $16,714,000 and a current ratio of 1.9:1. This compares to working capital of $8,684,000 and a current ratio of 2.4:1 at December 31, 1994. The decline in the current ratio is the result of additional financing associated with the Efratom acquisition.

On March 17, 1995, the Company entered into an arrangement with its bank for a credit facility, which was amended on August 31, 1995, containing: (i) a $14,000,000 revolving line of credit; (ii) a $2,500,000 term loan payable over six (6) years; (iii) a $2,500,000 term loan amortized over twenty-five (25) years, payable in five (5) years; (iv) a $6,000,000 term loan payable over four
(4) years; (v) a $2,000,000 term commitment to be repaid in thirty-six (36) equal installments beginning January 1996. All of the loans have interest payable at the bank's prime rate plus .5% to .75%. The loans are secured by accounts receivable, inventory, real estate and equipment of the Company. The credit arrangement is effective through June 6, 1996. The borrowing level at September 30, 1995 was $21.3 million.

The notes payable to the bank of $9,724,000 at September 30, 1995 reflects the revolving line with the bank which can be increased to a maximum of $14,000,000. This September 30, 1995 balance includes $4,000,000 utilized for a portion of the $15,000,000 cash purchase price of Efratom. The additional usage is to cover the higher levels of accounts receivable and inventory.

The current portion of the long-term debt reflects the banking arrangements described above which are due and payable in the next twelve (12) months.

Datum expects continued capital requirements for expansion of its manufacturing facilities and to finance increases in revenue. Datum does not currently anticipate meeting additional capital requirements through its credit arrangements, but may seek additional capital resources from the sales of equity, debt or convertible securities. There can be no assurance that any additional financing will be available if and when desired on terms acceptable to Datum, or that such additional financing, if available, would not result in dilution of the equity interests of existing stockholders. The ability of Datum to raise additional debt or equity capital will depend upon its financial condition, results of operations, covenants and limitations of outstanding debt obligations, and general economic conditions.

The acquisition of Efratom was concluded subject to a potential purchase price adjustment based on a closing date statement of working capital. Ball Corporation and Datum are finalizing the values necessary to determine the closing date balance sheet and Datum anticipates resolving this adjustment before year end. Any purchase price adjustment will be reflected in excess of purchase price over net assets acquired and is not expected to be material to results of operations.

                          PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit No.    Description

                 10.30.1      First Amendment to Credit Agreement
                              dated as of August 31, 1995 by and between Datum and Wells Fargo, National Association

                 27.2         Financial Data Schedule

         (b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Louis B. Horwitz                            Date     November 13, 1995
---------------------------------------               -----------------------
Louis B. Horwitz, President





/s/ David A. Young                              Date     November 13, 1995
---------------------------------------               -----------------------
David A. Young, Chief Financial Officer

                                 EXHIBIT INDEX


                                                                      Sequentially
                                                                        Numbered
Exhibit No.       Description                                             Page
-----------       -----------                                         ------------
  10.30.1         First Amendment to Credit Agreement dated as of
                  August 31, 1995 by and between Datum and Wells
                  Fargo, National Association

  27.2            Financial Data Schedule