Form 10-K
period 1995-12-31
DATUM INC
filed 1996-03-28
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1995
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file number 0-6272
                                   DATUM INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                            95-2512237
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   9975 Toledo Way, Irvine, California 92718
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (714) 380-8880

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                                None

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                  ------------
                                (Title of Class)

                             ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 18,1996, was approximately $35,562,756.

The number of outstanding shares of the Registrant's Common Stock as of March 18, 1996 was 4,040,165.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1996 (to be filed with the Commission within 120 days of December 31, 1995): Part III, Items 10-13.

                              Page 1 of     Pages
                                        ---
    Exhibit Index is Located on Sequential Numbered Page     of this Report.
                                                         ---

                               INTRODUCTORY NOTE

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Registrant intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the development of certain markets for the Registrant's products, (ii) anticipated competition,
(iii) the potential rescheduling or elimination of orders and the concentration of the Registrant's customers, (iv) fluctuations in operating results, (v) necessary elements for the successful management of growth, and (vi) the need for, and availability of, additional financing. The forward-looking statements and associated risks set forth in this Report also include or relate to trend information related to the Registrant's March 1995 acquisition of Efratom Time and Frequency Products, Inc., a Colorado corporation and Efratom Elektronik GmbH, a corporation organized under the laws of the Republic of Germany (collectively "Efratom") and Efratom's ongoing operations.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Registrant's markets will continue to grow, that the Registrant's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Registrant's markets will not change materially or adversely, that the Registrant will be successful in integrating the operations of its Efratom subsidiary with the rest of the Registrant's operations, that the Registrant will retain key technical and management personnel, that the Registrant's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Registrant's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives or plans of the Registrant will be achieved.


                                     PART I

Item 1.  BUSINESS.

General

         Datum Inc. ("Datum" or the "Company") designs, manufactures and markets a wide variety of high-quality, high-performance time and frequency products used to synchronize the flow of information in telecommunications and distributed data networks. The Company is a supplier of time and frequency products used in the wireline and fiber optic networks of public telephone companies worldwide, in cellular and personal communication services ("PCS") telephone networks, including base stations, in the United States, and in aerospace and industrial applications. The Company also is a supplier of timing products used to ensure the integrity of information transmitted through distributed data networks, including local area networks ("LAN") and wide area "enterprise networks," and manufactures and markets high precision timing and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including satellite-based global navigation, missile guidance, precise geographic mapping, electric utility operations and aircraft flight testing.

Products

         The Company sells its products primarily into three markets: the telecommunications market, the distributed data networks ("DDN") market and the scientific and industrial test and measurement market. Telecommunications networks are evolving from analog- based systems, in which information is transmitted in continuous signals of various magnitudes, to digital-based systems, in which voice, video and data are encoded and transmitted in a sequence of pulses. Digital-based systems have a greater need for accurate synchronization than their analog counterparts. This synchronization is accomplished by the use of highly accurate timing devices, including those offered by the Company, throughout the networks.

         A distributed data network consists of interconnected computers, workstations, peripheral devices and application software aggregated in a LAN, or a collection of LANs in a wide area "enterprise network," to provide the transaction processing and control infrastructure for national and international enterprises. Accurate timing of operations throughout a network is essential to ensure the integrity of the data flowing through the network. When information is being retrieved from multiple locations and forwarded to a central point for analysis, accurate interpretation of the data may rely on the ability to properly time sequence both the generation and receipt of the data. In order to satisfy these time requirements, LAN and enterprise network operators utilize sophisticated timing protocols to acquire time from network clocks (called time servers) and distribute time to all workstations in the network. The Company's distributed data network products provide Global Positioning System ("GPS") satellite timing information at the server level, for use at the server and for distribution through the network.

         The Company also develops and sells test and measurement products for a wide range of scientific and industrial applications, including satellite-based global navigation, communication satellites, precise geographic mapping, missile guidance, electric utility operation and aircraft flight testing.

         There are three sub-markets within the Company's telecommunications market: cellular systems, PCS and wireline. A cellular system consists of numerous cells located throughout a service area, each with its own base station connected by wire or microwave to the cellular network operator's interface with the related wireline network ("network switch"). The Company supplies rubidium oscillator timing devices used for frequency control in cellular base stations and GPS receivers used to provide accurate timing at each network switch. The limitations of cellular networks have led to the development of personal communications services, which are another, higher frequency, form of wireless cellular communications.

         As in a cellular system, accurate time synchronization of each element in a PCS system is critical to each cell site and the central stations require stable, reliable, high-precision timing devices. The wireline sector currently consists of numerous networks and lines, which are connected by "switches" that provide a transferring mechanism to route transmissions to their appropriate destinations. In order to transfer a transmission from one line or network to another, both lines or segments of the network must operate within a very narrow range of frequencies.

         As the Company derives substantially all of its revenue from relatively few markets, if any of these markets becomes static or declines, the Company's business and results of operations would be adversely affected. See "Introductory Note."

TELECOMMUNICATIONS PRODUCTS

         The Company focuses primarily on high-growth segments of the telecommunications markets and offers a broad range of timing products for applications in that industry.

Cellular and PCS Products.

         Cellular and PCS networks require both accurate frequency control and time information. The Company provides two classes of products to meet these needs.

         Rubidium Frequency Standards - Rubidium oscillators, when combined with electronic control circuitry, provide accurate frequency control at cellular base stations, independent of external frequency inputs. The Company designs its rubidium frequency standards for long-term "install and forget" applications as compared to quartz oscillators, which require periodic on-site calibration. Newer designs utilize surface mount technology to reduce size, enabling installation on standard plug-in circuit cards.

         GPS Timing Receivers - The Company's GPS receivers obtain Universal Coordinated Time ("UTC") from orbiting GPS satellites to provide accurate time to cellular base stations and the network switch interface between a cellular system and the related wireline network. In order to maintain accurate timing during periods of signal loss, the Company's GPS receivers incorporate quartz or rubidium oscillators that maintain timing output.

Wireline Products.

         Wireline telecommunications network synchronization systems involve building blocks - primary frequency references and timing signal generators - to convert the reference frequency to the timing signals required for network operations.

         Primary Reference Receivers - Primary Reference Receivers ("PRRs") capture and process time and frequency signals from GPS satellites and/or from the LORAN-C radio navigation system. The Company developed the PRR and currently markets three different configurations: one based on GPS transmissions, a second using LORAN-C transmissions, and a third, dual configuration with software that mathematically combines both sources to optimize timing accuracy. Internal rubidium or quartz oscillators back up the external frequency source to maintain timing accuracy during periods of loss of signal. Typically, a PRR would be installed at each switch in the telecommunications network to provide a stable frequency throughout the switch, thereby allowing transmissions to be efficiently processed with minimal signal degradation or retransmission requirements.

         Timing Signal Generators - Network synchronization is implemented through timing signals embedded within the communications flowing through the network and referenced to the primary clocking source, such as the Company's PRR. In the event of loss of the reference frequency, the Company's timing signal generators can maintain, for extended time periods, switch synchronization quality within internationally specified error limits by using internal high-stability rubidium and quartz oscillators as "holdover" clocking sources.

         Cesium Primary Reference Sources - The most precise synchronization source available is that based upon the cesium standard. These units are usually located at several, but not all sites is within the telecommunications network. Where used, they become the source against which all other timing signals are measured.

         End Office Primary Reference Source - The Company's End Office Primary Reference Source combines a PRR with a timing signal generator in a single cost-effective unit designed for use where smaller numbers of devices require timing inputs.

DDN PRODUCTS

         The Company's products provide accurate time-stamping of information flowing through distributed data networks.

         Time Servers - The Company's time servers, which are installed at the server level in a DDN, acquire UTC from GPS satellite transmissions. Typically, a single server installed at each site distributes time to all user workstations over LAN communication lines. Worldwide coverage of GPS ensures that all server-equipped sites operate with time data that is uniform to within a few microseconds, thereby allowing time-sensitive information input at one location to be meaningfully analyzed at any other site in the network.

         Computer Time Modules - The Company's computer time modules acquire time from external sources (such as GPS satellites or time code generators) to perform a variety of timing functions within the host computer with accuracy to within thousandths or millionths of a second. The products are physically packaged as computer plug-in units and chip sets and are functionally configured to operate under program control as any other data-bus-linked component of the user's data system. The Company produces computer modules for IBM PC, Sun Microsystems, VME, VXI and Digital Equipment Corp.'s compatible computers and workstations and markets its computer modules in both fully configured forms and as board products and chipsets for use by original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Computer time modules are also marketed for use in standalone computers and workstations used for test and measurement applications.

TEST, MEASUREMENT AND SATELLITE PRODUCTS

Atomic Frequency Sources

         The Company produces and markets frequency sources that range from high-stability quartz oscillators to atomic reference frequency standards for a wide variety of commercial and scientific applications.

         Cesium Frequency Standards - The Company's cesium frequency standards include a cesium beam tube manufactured by the Company that utilizes the resonance of the cesium atom to produce an invariant frequency suitable as a "primary" standard, requiring no other reference for calibration. The Company has developed a broad line of cesium frequency products for numerous applications that require an invariant frequency reference.

         Rubidium Oscillators - In addition to wide use in the telecommunications industry, the Company's rubidium oscillators have a number of other specific types of applications, such as frequency control for television networks and doppler radar, satellite tracking and guidance and laboratory instrumentation. The Company's rubidium oscillator line includes military qualified models designed for high stability and reliability in adverse environments. The Company's newer models feature lower profiles and are on standard plug-in circuit cards specifically designed for ease of integration into time and frequency or synchronization equipment.

GPS Time and Frequency Receivers

         The Company's GPS time and frequency receivers capture the invariant cesium-based time signal produced by the GPS satellites for use in varied commercial, industrial and defense applications in which on-site cesium clocks may not be suitable or cost effective. These products combine the external cesium-based timing signals with internal rubidium or quartz oscillators to provide consistent timing output in the event the receiver loses the external signal. Electric utilities use the Company's GPS time and frequency receivers to determine the exact geographical location of transmission line faults by comparing the times at which the fault is detected at various stations in the power distribution network, eliminating the need to visually search along the right-of-way. Other customers utilize the Company's GPS receivers to distribute highly accurate time to multiple sites in order to synchronize the recording of simultaneous test data, such as during aircraft and missile testing or astronomical observations. In addition to fully configured GPS receivers, the Company also manufactures board level modules for OEM applications.

Time Code Instrumentation Products

         In addition to the time and frequency standards described above, the Company manufactures and markets a range of products that process or utilize the basic time and frequency information for various applications.

         Time Code Generators ("TCG") - These instruments derive a frequency reference either from external sources or internal, high-stability frequency oscillators. TCGs are essentially clocks that output time-of-day information in a variety of electronic signals or digital codes tailored to specific applications, usually to time-annotate data recording or transmission. Aerospace manufacturers use the Company's TCGs to time-annotate flight test records in order to integrate and analyze data produced and recorded in different parts of an aircraft during flight testing.

         Time Code Translators - The Company's time code translators process the electronic signals produced by a TCG, either in real time or from recorded data, to display visually a time log or other time-sequenced data or to time-annotate stored data.

         Tape Search Units - These products allow high-speed location and retrieval of specific information from within large bodies of data recorded over long periods of time. These systems have particular application for industrial, scientific and military users that typically record huge quantities of information on magnetic media for later analysis. Because much of the data may be irrelevant, the Company's tape search units enable the user to retrieve only the desired data recorded at or around the specific time of the event of interest.

         Video Data Instrumentation - The Company's data encoders insert a digital stream of annotation-information directly into a standard television signal without affecting the picture to be viewed. The encoded data may then be extracted by video data readers manufactured and sold by the Company. Military and aerospace customers use the Company's video data instrumentation products to add non-visual information (including elapsed time or time-of-day) to the video records of weapons system field tests or military training exercises.

Satellite Products

         Cesium Clocks - The Company's cesium clocks are installed aboard the 24 GPS satellites now operating in space, a project that launched the Company's early exploitation of GPS signals as a method for transferring precise UTC time from the U.S. Naval Observatory to worldwide users as primary frequency sources. The Company is now under contract to develop an advanced cesium space clock based on digital technology.

         Quartz Clocks - The Company produces and markets high-stability quartz clocks whose characteristics of light weight, high- stability and low phase noise sources are particularly suited to satellite clock requirements. Space-qualified versions of these quartz units are aboard the IntelSat VIII and the Cassini satellites.

Marketing and Distribution and International Sales

         The Company markets its products on a direct sales basis through its employees and through independent sales representatives and distributors.
These representatives and distributors receive support from marketing and sales personnel in the United States and Germany. Sales cycles for certain of the Company's products, including its larger telecommunications systems are lengthy, ranging from 12 to 36 months.

         Export sales of the Company's products amounted to approximately 19%, 24% and 20% of net sales for the years ended December 31, 1995, 1994 and 1993. The Company believes that its gross profit margins with respect to these sales do not materially differ from gross profit margins with respect to domestic sales. International sales of some of the Company's products are subject to national security and export regulations and may require the Company to obtain a permit or license. In recent years, the Company has not experienced any material difficulty in obtaining required permits or licenses.

         Warranty obligations and other maintenance services for frequency products and timing instrumentation products are performed by the Company's service employees located in California, Massachusetts, Texas and Germany.

         The table below sets forth for the periods indicated the approximate percentage of the Company's sales attributed to the described classes of products:

                                           Distributed          Frequency, Test
              Telecommunications          Data Networks         and Measurement
              ------------------          -------------         ---------------
    1995              55.0%                      8.4%                 36.6%
    1994              32.4%                     13.9%                 53.7%
    1993              20.3%                     13.0%                 66.7%

Competition

         Competition among manufacturers of telecommunications and timing instrumentation products is intense. The Company competes principally in several, specialized market segments against a limited number of companies, some of which are more established, enjoy higher name recognition and possess far greater financial, technological and marketing resources than the Company. In the telecommunications market, domestic competition is primarily from SymmetriCom, Inc. The Company also anticipates competition in the telecommunications market from Hewlett-Packard Company. International competition often includes Oscilloquartz, S.A. In the distributed data network market, Brandywine System Inc., Cadence Design Systems Inc., and a number of public domain and shareware products offer competition. The Company's primary competitors in the frequency products market are Hewlett-Packard Company and Frequency Electronics, Inc. In the timing instrumentation market, the Company's principal competitors are Kinemetrics Inc., Odetics, Inc., and Tech-Sym Corporation. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, that new technologies will not reduce the demand for its products or that it will be able to adapt successfully to changes in the markets served by its products. See "Introductory Note."

Backlog

         The Company's backlog of orders was approximately $33 million on December 31, 1995, compared to approximately $7 million a year earlier. The primary source of the increase was due to backlog at Efratom. The Company considers as backlog all orders expected to be shipped to customers within a 12 month period. In addition to other factors affecting backlog of orders, the Company's backlog can fluctuate from reductions or rescheduling of orders by the Company's major customers. As such, the Company may experience variations in the total amount of its backlog at any given date, and accordingly, the Company's backlog is not necessarily indicative of trends in its business. See "Introductory Note."

Customers

         The Company sells its products to a wide variety of customers worldwide. However, a small number of customers account for a substantial portion of the Company's net sales. During the year ended December 31, 1995, sales to AT&T, Motorola and SymmertriCom, Inc. accounted for 41% of total sales. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. In this regard, the Company experienced a rescheduling of orders from a major customer in the second quarter of 1995 which adversely affected its operating results in that quarter and anticipates that similar rescheduling may occur in the future. While the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts. Nonetheless, the Company maintains, in some cases resulting from customer requirements, significant work-in-progress and finished goods inventory to meet such forecasted orders. To the extent its major customers do not purchase the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence. Such higher levels of inventory will reduce the Company's liquidity and increase its interest expenses, and could have a material adverse effect on the Company's results of operation. In addition, major customers may also significantly change the terms upon which the Company and such customers do business or require the Company to decrease the price of a product, in either case adversely affecting the Company's results of operations. See "Introductory Note."

Government Contracts

         The Company believes that approximately 22% of its sales in 1995 were made either directly with United States government agencies or indirectly with government agencies through subcontracts intended for government end-use compared to approximately 33% in 1994 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the government.

         Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, the Company agrees to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under such contracts is greater than under cost reimbursable contracts. A significant portion of the Company's U.S. government business is also subject to reduction or termination due to reductions in funds available for the Company's projects, and government policy changes such as reductions in military defense spending.

Manufacturing and Supplies

         The Company manufactures its products at its plants in Anaheim, Irvine and San Jose, California; Austin, Texas; Beverly, Massachusetts; and Hofolding, Germany. The Company's Irvine facility has received ISO 9001 certification, a uniform European quality-control standard, and the Company is in the process of seeking such certification for its other manufacturing facilities. However, there can be no assurance the Company's other manufacturing facilities will become certified on a timely basis, if ever. The manufacturing process involves the assembly of numerous individual components by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company also manufactures the physics packages and glassware for its cesium and rubidium oscillators. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers. In some cases, the Company maintains up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory.

         The Company continually attempts to reduce manufacturing costs while retaining product quality. Newer designs of the Company's products utilize surface mount technology to decrease manufacturing costs. The Company obtains certain components and raw materials from a single or limited number of sources. The Company operates without a substantial inventory of components or raw materials, but believes that it can obtain most components and raw materials from existing or alternative suppliers. A significant interruption in the delivery of certain components or raw materials could have a material adverse effect on the Company's results of operations.

Patents

         The Company seeks to protect certain key technologies through U.S. and foreign patents and by maintaining such technologies as trade secrets. The Company has licenses under various other patents. While the Company believes that its patents and licenses have value, it does not regard any such patents or licenses as essential to its business or to the maintenance of its competitive position. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. Sales of timing and frequency products such as those offered by the Company depend in part on the continuing development and deployment of emerging timing and frequency standards and new services based on such standards. The Company's success depends to a significant extent upon its ability to enhance its existing products and to develop and introduce innovative new products that gain market acceptance. There can be no assurance that new technologies developed by others and protected by patent or other intellectual property rights will not require the Company to license such technologies. Further, if the Company is required to license technology, there can be no assumption it could do so on commercially acceptable terms, if at all.

Employees
         The Company had 537 employees at December 31, 1995.

Product Development

         The Company undertakes ongoing research and development programs in an effort to maintain and enhance its competitive position. Such activities involve development of new technologies and products as well as enhancements to existing technologies and products. The Company's development efforts also seek to reduce the cost or increase the manufacturing efficiency of existing products. Expenditures for product development amounted to $7,087,000 in 1995, $2,494,000 in 1994, and $1,877,000 in 1993. While the Company maintains an active development program to continually improve its product offerings, including specific goals of improved performance, smaller size and lower cost, there can be no assurances such efforts will be successful or that other companies or institutions will not develop and commercialize products based on new technologies that are superior in performance or cost-effectiveness to the Company's products. In addition, new developments in telecommunications technology may reduce the demand for high precision timing products in cellular and PCS base stations. There also can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its product development that could delay introduction of new products or product enhancements. Failure to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance could adversely affect the Company's business, operating results and financial condition. See "Introductory Note."

Item 2.  Properties

         The Company's Irvine, California, manufacturing and executive office facilities occupy an aggregate of 130,361 square feet in three sites under leases expiring October 31, 1997 and July 31, 2005. The Company has notified the landlord that it will be vacating 17,017 square feet of the Irvine facility in September 1996. The Company's Anaheim, California manufacturing operations occupy a 40,000 square foot facility under a lease expiring September 30, 1996, with a two-year renewal option. The Company intends to vacate the Anaheim facility by the expiration of the lease. The Company also operates at a facility located in San Jose, California, consisting of a 21,800 square foot engineering and manufacturing building, under a lease expiring on February 28, 2001. The Company also operates a facility located in Hofolding, Germany, consisting of an 8,600 square foot manufacturing facility, under a lease expiring in June 1999. The Company's facility in Beverly, Massachusetts comprises a 32,000 square foot building located on approximately four acres of land owned by the Company. The Company facility Austin, Texas comprises a 50,000 square foot building located on approximately nine acres of land owned by the Company. The Company also leases a small office facility in Front Royal, Virginia, which serves as its Washington, D.C. area sales office.

         The Company believes that its current facilities are adequate for its present level of operations.

Item 3.  Legal Proceedings

Datum is a party to ordinary disputes arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on Datum's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1995.

Item 4A.         Executive Officers of the Registrant

The following is a list of the executive officers of the Registrant:

Name                          Age                       Positions and Offices with the Registrant
----                          ---                       -----------------------------------------
Louis B. Horwitz                68        President and Chairman of the Board of Directors of the Company since
                                          October 1976 and a director of the Company since May 1975.  Prior to joining the
                                          Company, Mr. Horwitz was an independent management consultant and an Executive
                                          Vice President of Xerox Data Systems, a manufacturer of computers.

Heinz Badura                    58        Vice President of the Company and President of its Efratom subsidiary since
                                          August 1995.  From 1973 to 1995, he held a variety of positions at Efratom, most recently as Vice President.

Paul Baia                       43        Vice President of the Company since January 1996 and President of its Frequency
                                          Time Systems subsidiary since January 1996.  From January 1990 to January 1996 he was General Manager of FTS.  From March 1988 to January 1990 he was Director of
                                          Operations for FTS.

Robert F. Ellis                 56        Vice President of the Company since November 1988.  Led the Company's
                                          Telecommunications Sales Division since May 1995.  From November 1988 to May 1995 he served as President of the Company's subsidiary, Austron Inc.  From 1975 to
                                          November 1988, Mr. Ellis served as Senior Vice President of Austron Inc.

John (Jack) R. Rice             51        Vice President of the Company since April 1994 and President of the Company's
                                          Austron, Inc. subsidiary since May 1995.  From April 1994 to May 1995 he was also
                                          General Sales Manager of the Company.  From 1987 to 1994, he served as Director of North American Sales and of OEM Sales for Emulex Corporation, a computer hardware manufacturing company.

David C. Robinson               55        Vice President of the Company and President of the Company's Bancomm Division
                                          since March 1994.  From February 1986 to March 1994, he served as General Manager of the Bancomm Division.  Mr. Robinson became President of Bancomm Corporation in
                                          1984, which he served as Vice President of Marketing since May 1978.

Raymond L. Waguespack           64        Vice President of the Company since 1989 and Secretary of the Company from
                                          October 1993 to July 1994.  He has been President of the Company's Timing
                                          Division since October 1993.  From April 1993 to September 1993, he served as
                                          International Sales and Marketing Manager of the Timing Division.  From
                                          September 1989 to March 1993, Mr. Waguespack served as President of TCXO
                                          Enterprises, formerly Spectrum Technology, Inc., a former subsidiary of the
                                          Company, which manufactured quartz oscillators.

David A. Young                  52        Vice President, Chief Financial Officer, Secretary and Treasurer of the Company
                                          since July 1994.  From January 1993 to July 1994, he served as Executive Vice
                                          President and Chief Executive Officer of Blower-Dempsay Corporation, a paper and chemical company.  From July 1990 to March 1992, he served as Vice President
                                          Finance and Administration, Chief Financial Officer and Secretary of Alpha
                                          Microsystems, a computer company.

                                    PART II

Item 5.      Market for the Registrant's Equity and Related Stockholder Matters.

Shares of the Company's Common Stock are traded on the NASDAQ National Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of Common Stock of the Company as reported on the NASDAQ National Market for each quarter of the two most recent fiscal years:

Common stock price per share:

                                                       Quarter Ended
                                                       -------------
1995                                   March 31      June 30     September 30     December 31
                                       --------      -------     ------------     -----------
       High........................    12 1/8        16 1/4         19 1/8            12 7/8

       Low.........................     8 1/2        10 1/4         10 3/8             8 1/4
1994
       High........................     5 5/16        5 5/8          7 3/8            10 5/8

       Low.........................     3 13/16       4 1/8          4 5/8             6 1/2


No dividends have been paid by the Company. The payment of dividends has been restricted by the Company's line of credit and loan agreements. See Note C of Notes to Consolidated Financial Statements.

At March 18, 1996, there were 469 stockholders of record.

Item 6.    Selected Financial Data

Datum Inc. And Subsidiaries Five-Year Consolidated Summary of Operations

                                                                                   Year Ended December 31,
                                                          ----------------------------------------------------------------------
                                                              1995          1994           1993          1992           1991
                                                              ----          ----           ----          ----           ----
Net product sales and
    contract revenues                                     $67,257,000   $30,897,000    $24,593,000    $27,340,000    $31,566,000
                                                          -----------   -----------    -----------    -----------    -----------

Costs and expenses:
    Cost of products sold
       and contract revenues                               40,010,000    17,491,000     14,663,000     17,704,000     19,298,000

    Selling                                                 9,836,000     5,206,000      4,461,000      4,561,000      4,875,000

    Product development                                     7,087,000     2,494,000      1,877,000      1,819,000      2,096,000

    General and administrative                              8,460,000     3,934,000      3,294,000      4,218,000      3,979,000

    Loss on discontinued operations                                                                     1,750,000

    Interest expense                                        1,667,000       241,000        209,000        294,000        372,000

    Interest (income)                                         (17,000)      (15,000)        (7,000)        (4,000)
                                                          -----------   -----------    -----------    -----------    -----------

                                                           67,043,000    29,351,000     24,497,000     30,342,000     30,620,000
                                                          -----------   -----------    -----------    -----------    -----------
Income (loss) before income taxes and
    effect of change in accounting                        $   214,000   $ 1,546,000    $    96,000    $(3,002,000)   $   946,000
                                                          ===========   ===========    ===========    ===========    ===========

Net income (loss)                                         $    60,000   $   936,000    $    72,000    $(2,207,000)   $   697,000
                                                          ===========   ===========    ===========    ===========    ===========

Earnings (loss) per common and common equivalent share:

    Income (loss) before effect of
       change in accounting                               $       .02   $       .34    $       .03    $      (.89)   $       .22

    Effect of change in accounting                                                                                           .06
                                                          -----------   -----------    -----------    -----------    -----------

    Net income (loss)                                     $       .02   $       .34    $       .03    $      (.89)   $       .28
                                                          ===========   ===========    ===========    ===========    ===========

SELECTED BALANCE SHEET DATA

    Current assets                                        $36,525,000   $15,034,000    $13,604,000    $13,785,000    $13,809,000

    Current liabilities                                    24,215,000    12,310,000      6,305,000      7,524,000      7,096,000

    Working capital                                        12,310,000     8,684,000      7,299,000      6,261,000      6,713,000

    Long-term debt                                          7,938,000        50,000         70,000        307,000        789,000

    Stockholders' equity                                   31,313,000    16,883,000     15,639,000     15,325,000     17,335,000

    Total assets                                          $66,137,000   $24,578,000    $23,185,000    $23,877,000    $26,109,000
                                                          ===========   ===========    ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in the "Introductory Note" to this Annual Report on Form 10-k.

OVERVIEW

         The Company designs, manufactures and markets a wide variety of high-quality, high performance time and frequency products used to synchronize the flow of information in telecommunications and distributed data networks. The Company also is a leading supplier of high-performance timing products for a wide variety of scientific and industrial test and measurement applications.

         On March 17, 1995, the Company completed its acquisition of Efratom, the inventor and leading supplier of high-stability, rubidium- based oscillators widely used in cellular and PCS systems. The purchase price consisted of $15,000,000 cash and 1,277,778 shares of the Company's common stock. The final purchase price is subject to a post-closing adjustment. The transaction has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair market values at the date of the acquisition. In connection with the acquisition, the Company recorded $12,117,000 in goodwill, which amount will be amortized (and charged against earnings) for 15 years from the date of the acquisition. Included in goodwill is an amount that the Company expects to settle with Ball Corporation upon final negotiations of the purchase price adjustment.

         As a result of the acquisition, the Company has experienced significant increases (in absolute terms) in revenue, selling expenses, general and administrative expenses, accounts receivable, inventory and accounts payable, in the year ended December 31, 1995 from the year ended December 31, 1994. In addition, the Company has experienced, and expects to continue to experience, material changes (in percentage terms) in certain areas of its operations as a result of the acquisition of Efratom. Efratom has historically experienced substantial fluctuations in quarterly operating results because of its dependence on the ordering patterns of its customers and other factors. The future operating results of the Company may exhibit similar fluctuations due to the combination with Efratom. Due to contractual obligations and the nature of its manufacturing processes, Efratom maintains higher levels of inventories, both on absolute and percentage basis, than the Company historically maintained. As a result, the Company anticipates that inventories, as a percentage of total assets, will continue above previous levels, which will have the effect of increasing the Company's working capital requirements. In addition, Efratom traditionally has had higher research and product development expenses as a percentage of net sales, and the Company anticipates maintaining such higher level of expenditures.

         The Datum companies traditionally have operated on a relatively independent basis. Should the Company desire to integrate them to a greater extent in the future, certain operational changes, cost controls, systems integration, marketing focus and the coordination of new product development may be required. There can be no assurance that the Company will be successful in completing any such efforts or that such efforts will result in increased revenues or earnings. See "Introductory Note."

         The Company's ability to manage its growth effectively will require it to enhance its operational, financial and management systems; to expand its facilities and equipment; and to successfully hire, train and motivate additional employees. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operating results and financial condition. The Company may be required to increase staffing and other expenses as well as its expenditures on capital equipment and leasehold improvements in order to meet the demands of its customers or to enter new markets. Customers, however, may not commit to firm production schedules for more than a short time in advance, and new products may have uncertain market acceptance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future sales that do not materialize. See "Introductory Note."

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's total sales:

                                                                     Percentage of Total Sales
                                                   --------------------------------------------------------
                                                        1995                   1994                1993
                                                   -------------           -------------        -----------
Net product sales and contract revenue  . . . .         100.0%                  100.0%              100.0%
Costs and expenses
  Cost of products sold and contract
    revenue   . . . . . . . . . . . . . . . . .          59.5%                   56.6%               59.6%
  Selling . . . . . . . . . . . . . . . . . . .          14.6%                   16.8%               18.1%
  Product development . . . . . . . . . . . . .          10.5%                    8.1%                7.6%
  General and administrative  . . . . . . . . .          12.6%                   12.7%               13.4%
  Interest expense  . . . . . . . . . . . . . .           2.5%                    0.8%                0.8%
  Interest (income) . . . . . . . . . . . . . .           0.0%                    0.0%                0.0%

Income before income taxes  . . . . . . . . . .           0.3%                    5.0%                0.4%
Income tax provision  . . . . . . . . . . . . .           0.2%                    2.0%                0.1%
Net income  . . . . . . . . . . . . . . . . . .           0.1%                    3.0%                0.3%


Years Ended December 31, 1995, December 31, 1994 and December 31, 1993

         Consolidated net product sales and contract revenues ("consolidated sales") increased 117.7% in 1995 to $67,257,000 from $30,897,000 in 1994. The addition of Efratom accounted for $36.2 million in revenue of the $36.4 million increase. Consolidated sales increased 25.6% in 1994 to $30,897,000 from $24,593,000 in 1993. The improved demand for the Company's telecommunication and LAN synchronization products was the major reason for this increase. Consolidated sales are subject to a number of risks, including competitive factors and pricing demands by significant customers. Accordingly, there can be no assurance that consolidated sales will continue to increase or remain constant. See "Introductory Note."

         Direct and indirect sales to the United States Government for 1995, 1994 and 1993 were $14,812,000, $10,043,000 and $10,812,000, respectively. The major risk associated with such sales is the ability of the government unilaterally to reprice or cancel sales contracts. The Company's exposure to this risk has decreased as a percentage of sales since 1993. In addition, the Company has reduced this risk by concentrating its selling efforts in other sectors of the economy, including telecommunications and LAN synchronization.

         Cost of products sold and contract revenues as a percentage of sales was 59.5% for 1995 when compared to 56.6% in 1994 and 59.6% in 1993.
Competitive pricing pressures and increased contractual requirements from some large customers have resulted in an increase in the cost of sales in 1995 over 1994. The Company also experienced inventory valuation adjustments that increased cost of sales in 1995. In addition, effective January 1, 1996, the prices charged to one of the Company's largest customers for certain products was reduced pursuant to the terms of the supply contract between the Company and that customer. In 1994 from 1993, increased margins resulted from the improved level of sales in telecommunications and LAN products, which have higher gross margins than the Company's other product lines. In addition, lower costs as a percentage of sales in certain of the Company's product lines resulted from efficiencies realized in producing larger volumes of products without special modification to customer specification.

         Selling expense as a percentage of sales was 14.6% for 1995, a decrease from 1994 of 16.8% and a decrease from 1993 of 18.1%. The mix of the products sold and the varying commission rates within product lines of the company, account for the percentage variance in 1995 from 1994. The large dollar increase resulted from the presence of Efratom in 1995. From 1993 to 1994 the increase in dollars of selling expense largely resulted from the implementation of a centralized national and international sales force.

         Product development investment rose in 1995 to $7,087,000 compared to $2,494,000 in 1994, which was increased from 1993 at $1,877,000. In 1995, development investment rose as a percentage of sales, to 10.5% in 1995 from 8.1% in 1994. The corresponding investment for 1993 was 7.6%. The Company continues to concentrate its investment in telecommunications products, GPS timing receivers, cesium standards and LAN computer synchronization products. Efratom accounted for $4.0 million of the $4.6 million increase in 1995.

         General and administrative expenses as a percentage of sales were 12.6%, 12.7%, and 13.4% for the years 1995, 1994 and 1993 respectively. In 1995, the addition of Efratom accounted for $4.2 million of the $4.5 million increase. A large portion of the remaining 1995 increase in dollars resulted from the decision to record employee relocation, termination costs and moving expenses relating to the Company's recent decision to merge its Timing and Bancomm product lines.

         Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company has elected to amortize the transition obligation over 20 years and has provided a pretax provision of $166,000 for 1995 and $98,000 for each of the years 1994 and 1993.

         Interest expense increased to $1,667,000 in 1995 compared to $241,000 in 1994 and $209,000 in 1993. The increase in 1995 is due to the borrowing of $15 million for part of the Efratom purchase price and up to an additional $12 million to cover the increased daily capital needs of the combined operations. The increase in 1994 interest expense was due to a combination of higher average borrowings and higher average interest rates than in 1993.

         During the last three years, inflation has not had any material effect on the Company's consolidated sales or income from operations.

LIQUIDITY AND CAPITAL RESOURCES

         Accounts receivable, including accounts receivable unbilled, increased to $13,638,000 at December 31, 1995 from $6,304,000 at December 31, 1994. The major reason for the increase was the presence of Efratom receivables of $6,758,000 not applicable on December 31, 1994. In addition, increased sales volume in other operations resulted in increased accounts receivable. Accounts receivable increased from $5,024,000 at December 31, 1993 to $6,304,000 at December 31, 1994. This increase was caused by a large portion of the quarter's sales being shipped in the closing weeks of December, and also due to the larger quantities of telecommunication products shipped by the company's Austron Subsidiary.

         Inventories increased to $20,161,000 at December 31, 1995 from $6,992,000 at December 31, 1994, and increased from $6,650,000 at December 31, 1993. The increase resulted primarily from $13,138,000 of Efratom inventories not present on December 31, 1994. From December 31, 1993 to December 31, 1994, inventories increased slightly due to higher sales levels, particularly in the telecommunication and local area network products. The Company anticipates continuing increased levels of inventories which will result in increased demand on capital resources.

         Accounts payable increased to $5,155,000 at December 31, 1995 from $1,598,000 at December 31, 1994. Efratom accounts payable accounted for $3,285,000 of that difference. At December 31, 1994, the accounts payable decrease to $1,598,000 from $1,647,000 at December 31, 1993.

         At December 31, 1995, the Company had working capital of $12,310,000 and a current ratio of 1.5:1. This compares to working capital of $8,684,000 and a current ratio of 2.5:1 at December 31, 1994. This compares to working capital of $7,299,000 and a current ratio of 2.2:1 at December 31, 1993. The decline in the current ratio in 1995 resulted primarily from additional financing associated with the Efratom acquisition.

         In connection with the acquisition of Efratom in March 1995, the Company financed the cash portion of the purchase price and expenses and provided for an ongoing credit facility under a credit agreement with an aggregate credit availability of $22,000,000. The credit facility included,
(i) an $11,000,000 Revolving Line of Credit bearing interest at the bank's prime rate plus 0.5%, (ii) a $2,500,000 Term Loan bearing interest at the bank's prime rate plus 0.75% with interest and principal payable ratably over 72 months (Term Loan I), (iii) a $2,500,000 Term Loan bearing interest at the Bank's prime rate plus 0.5% amortized over 25 years, payable in five years (Term Loan II), and (iv) a $6,000,000 Term Loan bearing interest at the bank's prime rate plus 0.75% with interest and principal payable ratably over 48 months (Term Loan III). The loans are secured by the accounts receivable, inventory, real estate and equipment of the Company. Upon repayment of Term Loan III, the interest rates on each of the Revolving Line of Credit and Term Loan I will be reduced by 0.25%. On August 31, 1995, the credit facility was amended to increase the Revolving Line of Credit from $11,000,000 to $14,000,000 and to provide for an additional Term Commitment of up to $2,000,000 through January 10, 1996 bearing interest at the bank's prime rate plus .75%, with interest payable monthly and principal payable in 36 monthly installments commencing February 1996. On December 31, 1995, an aggregate of approximately $21,430,000 million was outstanding under the Company's bank credit arrangement. The notes payable to the bank of $10,442,000 at December 31, 1995 reflects the balance outstanding under the $14,000,000 Revolving Line of Credit. Such balance included $4,000,000 utilized for a portion of the $15,000,000 cash purchase price of Efratom. The additional usage was to cover the higher levels of accounts receivable and inventory.

         The current portion of long-term debt reflects the portion of the banking arrangements described above which is due and payable in the current year.

         On March 14, 1996, the credit facility was amended to permit an overadvance on the borrowing base calculation by up to $2,000,000. As consideration for this overadvance line, the Company will pay a non-refundable monthly fee of 0.5% on the revolving line of credit amount.

         The expansion of the Company's business and continued implementation of its acquisition strategy may require the Company to seek additional financing, which may include bank financing or the issuance of debt or equity securities. The Company is currently experiencing liquidity constraints, but expects to manage them through operational results. There can be no assurance that any additional financing will be available to the Company if and when required on terms acceptable to the Company or that such additional financing, if available, would not result in substantial dilution of the equity interest of existing shareholders. The ability of the Company to obtain bank financing or to raise additional debt or equity capital will depend upon its financial condition, results of operations, covenants and limitations of outstanding debt obligations, and general economic conditions. See "Introductory Note."

         The Company sells its products to companies and governmental agencies throughout the world, other than in countries in the former Eastern Block, and those countries subject to embargo by the United States Government. As payment arrangements with respect to such foreign sales are made through Letters of Credit drawn upon United States banks, the payment risks associated with international business are considered minimal.

         On January 12, 1993, the Company sold certain accounts receivable, inventory and other assets of its subsidiary, Spectrum Technology, Inc., for $1,259,000 cash and a promissory note, subsequently paid, in the amount of $49,000. Net costs incurred in 1993 amounted to $1,744,000, which completed the discontinuance.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements and report of independent accountants thereon are filed with this Annual Report on Form 10-K as shown on the index to Consolidated Financial Statements covered by Report of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held of June 6, 1996 to be filed with the Commission on or before April 29, 1996. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 11.   Executive Compensation

         There is hereby incorporated by reference information appearing under the caption " Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 6, 1996 to be filed with the Commission on or before April 29, 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         There is hereby incorporated by reference the information appearing under the caption " Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 1996 to be filed with the Commission on or before April 29, 1996.

Item 13.   Certain Relationships and Related Transactions

         There is hereby incorporated by reference the information appearing under the caption " Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 1996 to be filed with the Commission on or before April 29, 1996.

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          The following documents are filed as part of this report:

       (1)   Financial Statements

             The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

       (2)   Financial Statement Schedules

             The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3)   Exhibits

             The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

(b)    Reports on Form 8-K.

       The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 26 day of March, 1996.

                                        DATUM INC.

                                        By  /s/ LOUIS B. HORWITZ
                                          --------------------------------------
                                                Louis B. Horwitz
                                                President and Director

                               POWER OF ATTORNEY

The undersigned directors and officers of Datum Inc. constitutes and appoints as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto: and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ LOUIS B. HORWITZ
------------------------------------      President and Director                         March 26, 1996
    Louis B. Horwitz                      (Principal Executive Officer)

/s/ DAVID A. YOUNG
------------------------------------      Chief Financial Officer                        March 26, 1996
    David A. Young                        (Principal Financial and Accounting Officer)

/s/ G. TILTON GARDNER
------------------------------------      Director                                       March 26, 1996
    G. Tilton Gardner

/s/ DAN L. MCGURK
------------------------------------      Director                                       March 26, 1996
    Dan L. McGurk

/s/ EDWARD A. MONEY
------------------------------------      Director                                       March 26, 1996
    Edward A. Money

/s/ THOMAS J. O'ROURKE
------------------------------------      Director                                       March 26, 1996
    Thomas J. O'Rourke

/s/ MICHAEL M. MANN
------------------------------------      Director                                       March 26, 1996
    Michael M. Mann

/s/ R. DAVID HOOVER
------------------------------------      Director                                       March 26, 1996
    R. David Hoover

/s/ DONOVAN B. HICKS
------------------------------------      Director                                       March 26, 1996
    Donovan B. Hicks

                                   DATUM INC.

               Index To Consolidated Financial Statements Covered
                      By Report of Independent Accountants

                             Item 14(a)(1) and (2)

                                                                                          Page references
                                                                                          --------------

                                                                                               Form
                                                                                               10-K
                                                                                               ----
The information under the following captions, is included herein:

    Financial Statements

    Report of independent accountants   . . . . . . . . . . . . . . . . . . . . . . .          F-1
    Consolidated balance sheet at December 31,
      1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-2
    Consolidated statement of operations for each
      of the three years in the period ended
      December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-3
    Consolidated statement of stockholders' equity
      for each of the three years in the period
      ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-4
    Consolidated statement of cash flows for each
      of the three years in the period ended
      December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-5
    Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . .          F-6

    Financial Statement Schedules

    VIII - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . .          S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Stockholders of Datum Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries at December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
------------------------
    PRICE WATERHOUSE LLP

Costa Mesa, California
March 11, 1996, except Note B,
which is as of March 26, 1996

DATUM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
                                                                                        December 31,
                                                                           ----------------------------------------
                                                                               1995           1994           1993
                                                                               ----           ----           ----
Current assets
  Cash and short-term investments ......................................   $   587,000    $   221,000   $   651,000
  Accounts receivable, less allowance for doubtful accounts
     of $68,000, $93,000 and $131,000 ..................................    13,572,000      5,978,000     4,443,000
  Accounts receivable, unbilled ........................................        66,000        326,000       581,000
  Inventories ..........................................................    20,161,000      6,992,000     6,650,000
  Prepaid expenses .....................................................       200,000        432,000       127,000
  Deferred income taxes ................................................     1,830,000        869,000       880,000
  Income tax refund receivable .........................................       109,000        216,000       272,000
                                                                           -----------    -----------   -----------

      Total current assets .............................................    36,525,000     15,034,000    13,604,000

Land, buildings and equipment, net .....................................    15,654,000      7,075,000     7,017,000

Excess of purchase price over net assets acquired,
   net of accumulated amortization of $1,162,000
   $546,000 and $467,000 ...............................................    13,914,000      2,413,000     2,493,000

Other assets ...........................................................        44,000         56,000        71,000
                                                                           -----------    -----------   -----------

                                                                           $66,137,000    $24,578,000   $23,185,000
                                                                           ===========    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .....................................................   $ 5,155,000    $ 1,598,000   $ 1,647,000
  Accrued salaries and wages ...........................................     2,102,000      1,256,000     1,004,000
  Accrued warranty .....................................................     1,337,000        126,000       125,000
  Other accrued expenses ...............................................     1,822,000        350,000       340,000
  Customer deposits ....................................................        74,000
  Income taxes payable .................................................       105,000
  Notes payable to bank ................................................    10,442,000      3,000,000     2,925,000
  Current portion of long-term debt ....................................     3,178,000         20,000       264,000
                                                                           -----------    -----------   -----------

      Total current liabilities ........................................    24,215,000      6,350,000     6,305,000

Long-term debt .........................................................     7,938,000         50,000        70,000
                                                                           -----------    -----------   -----------
Postretirement benefits ................................................       290,000        152,000        76,000
                                                                           -----------    -----------   -----------
Other long-term liabilities ............................................     1,388,000
                                                                           -----------    -----------   -----------
Deferred income taxes ..................................................       993,000      1,143,000     1,095,000
                                                                           -----------    -----------   -----------
Stockholders' equity --
  Common stock, par value $.25 per share
    Authorized--8,000,000 shares, 5,000,000 shares
            and 5,000,000 shares
    Issued--4,018,968 shares, 2,668,224 shares
            and 2,596,659 shares .......................................     1,005,000        667,000       649,000
    Additional paid-in capital .........................................    24,418,000     10,294,000    10,004,000
    Retained earnings ..................................................     5,982,000      5,922,000     4,986,000
    Cumulative translation adjustment ..................................       (92,000)
                                                                           -----------    -----------   -----------

      Total stockholders' equity .......................................    31,313,000     16,883,000    15,639,000
Commitments (Notes C and I) ............................................
                                                                           -----------    -----------   -----------
                                                                           $66,137,000    $24,578,000   $23,185,000
                                                                           ===========    ===========   ===========


                 See Notes to Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                          -----------------------------------------
                                                                             1995           1994           1993
                                                                             ----           ----           ----
Net product sales and contract revenues ...............................   $67,257,000    $30,897,000    $24,593,000
                                                                          -----------    -----------    -----------

Costs and expenses
  Cost of products sold and contract revenues .........................    40,010,000     17,491,000     14,663,000
  Selling .............................................................     9,836,000      5,206,000      4,461,000
  Product development .................................................     7,087,000      2,494,000      1,877,000
  General and administrative ..........................................     8,460,000      3,934,000      3,294,000
  Interest expense ....................................................     1,667,000        241,000        209,000
  Interest (income)....................................................       (17,000)       (15,000)        (7,000)
                                                                          -----------    -----------    -----------

                                                                           67,043,000     29,351,000     24,497,000
                                                                          -----------    -----------    -----------

Income before income taxes ............................................       214,000      1,546,000         96,000
Income tax provision ..................................................       154,000        610,000         24,000
                                                                          -----------    -----------    -----------

Net income ............................................................   $    60,000    $   936,000    $    72,000
                                                                          ===========    ===========    ===========

Earnings per common and common
  equivalent share ....................................................   $       .02    $       .34    $       .03
                                                                          ===========    ===========    ===========

Weighted average number of common and
  common equivalent shares outstanding ................................     3,954,307      2,732,812      2,558,356
                                                                          ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               Common Stock          Additional                Cumulative
                                        -------------------------     Paid-in      Retained    Translation
                                          Shares         Amount       Capital      Earnings    Adjustment
                                        -----------    ----------   -----------   ----------   ----------
Balances at December 31, 1992 .......     2,524,635    $  631,000   $ 9,780,000   $4,914,000        - - -

  Issuance of common stock under
    401(k) plan .....................        57,024        14,000       166,000
  Exercise of stock options .........        15,000         4,000        58,000
  Net income ........................                                                 72,000
                                        -----------    ----------   -----------   ----------   ----------

Balances at December 31, 1993 .......     2,596,659       649,000    10,004,000    4,986,000        - - -

  Issuance of common stock under
    401(k) plan .....................        32,740         8,000       165,000
  Exercise of stock options .........        38,825        10,000       125,000
  Net income ........................                                                936,000
                                        -----------    ----------   -----------   ----------   ----------

Balances at December 31, 1994 .......     2,668,224       667,000    10,294,000    5,922,000        - - -

  Issuance of common stock under
    401(k) plan .....................        30,328         8,000       347,000
  Exercise of stock options .........        42,638        11,000       360,000
  Acquisition of Efratom ............     1,277,778       319,000    13,417,000
  Cumulative translation adjustment..                                                          $  (92,000)
  Net income ........................                                                 60,000
                                        -----------    ----------   -----------   ----------   ----------

Balances at December 31, 1995 .......     4,018,968    $1,005,000   $24,418,000   $5,982,000   $  (92,000)
                                        ===========    ==========   ===========   ==========   ==========


                 See Notes to Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                  ----------------------------------------
                                                                       1995          1994          1993
                                                                       ----          ----          ----
Cash flows from operating activities:
   Net income .................................................   $     60,000    $   936,000    $  72,000
                                                                  ------------    -----------    ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization ........................      3,009,000        770,000      821,000
         Contribution of shares of common stock
           to the Company's 401(k) plan .......................        355,000        173,000      180,000
   Changes in assets and liabilities:
      Increase in accounts receivable .........................     (1,486,000)    (1,280,000)     (83,000)
      Increase in inventories .................................     (5,678,000)      (342,000)    (792,000)
      (Increase) decrease in prepaid expenses .................       (422,000)      (305,000)       9,000
      Decrease in income tax refund receivable ................        107,000         56,000      334,000
      (Increase) decrease in deferred income taxes ............     (1,111,000)        59,000      204,000
      Decrease in other assets ................................         12,000         15,000       71,000
      Increase (decrease) in accounts payable .................      2,361,000        (49,000)     270,000
      Increase in accrued expenses ............................      2,148,000        263,000       52,000
      Increase in income taxes payable ........................        105,000
      Decrease in reserve for net assets held for
         disposition, net of cash .............................                                   (374,000)
      Increase in customer deposits ...........................         74,000
      Increase in other long-term liabilities .................        188,000
      Increase in postretirement benefits .....................        138,000         76,000       76,000
                                                                  ------------    -----------    ---------
   Total reconciling items ....................................       (200,000)      (564,000)     768,000
                                                                  ------------    -----------    ---------
   Net cash provided by (used for) operating activities .......       (140,000)       372,000      840,000
                                                                  ------------    -----------    ---------

Cash flows from investing activities:
   Book value of equipment disposals ..........................         20,000         18,000       73,000
   Capital expenditures .......................................     (2,937,000)      (766,000)    (427,000)
   Payment for acquisition, net of cash acquired ..............    (15,246,000)
   Other ......................................................       (190,000)

                                                                  ------------    -----------    ---------
   Net cash used in investing activities ......................    (18,353,000)      (748,000)    (354,000)
                                                                  ------------    -----------    ---------

Cash flows from financing activities:
   Proceeds from line of credit ...............................      7,442,000         75,000      200,000
   Proceeds from (reductions of) long-term debt
      and notes payable .......................................     11,046,000       (264,000)    (523,000)
   Exercise of stock options ..................................        371,000        135,000       62,000
                                                                  ------------    -----------    ---------
   Net cash provided by (used for) financing activities .......     18,859,000        (54,000)    (261,000)
                                                                  ------------    -----------    ---------
Net increase (decrease) in cash and cash equivalents ..........        366,000       (430,000)     225,000
Cash and cash equivalents at beginning of year ................        221,000        651,000      426,000
                                                                  ------------    -----------    ---------

Cash and cash equivalents at end of year ......................   $    587,000    $   221,000    $ 651,000
                                                                  ============    ===========    =========


                 See Notes to Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE A - DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF THE COMPANY: The Company is engaged in the design, development and manufacture of precision frequency and timing instrumentation products.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION: A portion of the Company's revenues results from contracts performed for the United States Government, some of which provide for reimbursement of cost plus fees and others which are fixed price. Generally, revenues and fees on contracts are recognized as services are performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues from the sale of other manufactured products are recorded when the products are shipped.

The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified.

Unbilled accounts receivable are stated at estimated realizable value. Revenues become billable to customers on the basis of contract terms and delivery schedules.

Contract costs, including indirect costs under government contracts, are subject to audit and adjustment by negotiations between the Company and government representatives. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement.

SHORT-TERM INVESTMENTS: Short-term investments are stated at the lower of aggregate cost or market at the balance sheet date and consist of money market funds. Dividend and interest income are accrued as earned.

INVENTORY VALUATION: Inventories are stated at the lower of cost or market; cost is generally determined on a first-in, first-out basis.

Inventories comprise the following:

                                                    December 31,
                                       -------------------------------------
                                          1995         1994         1993
                                          ----         ----         ----
Purchased parts . . . . . . . . .      $ 7,801,000   $2,081,000   $1,832,000
Work-in-process . . . . . . . . .        9,002,000    4,465,000    4,443,000
Finished products . . . . . . . .        3,358,000      446,000      375,000
                                       -----------   ----------   ----------
                                       $20,161,000   $6,992,000   $6,650,000
                                       ===========   ==========   ==========

LAND, BUILDINGS AND EQUIPMENT: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following:


                                                     December 31,
                                       -----------------------------------------       Depreciable
                                           1995           1994            1993             Life
                                           ----           ----            ----       ----------------
Land  . . . . . . . . . . . . .        $ 2,040,000    $ 2,040,000    $ 2,040,000
Buildings . . . . . . . . . . .          4,474,000      4,450,000      4,446,000     20 to 40 years
Equipment . . . . . . . . . . .         15,145,000      6,017,000      5,487,000      3 to 10 years
Leasehold improvements  . . . .          1,150,000        878,000        831,000      5 to 20 years
                                       -----------    -----------    -----------
                                        22,809,000     13,385,000     12,804,000
Less accumulated depreciation and
  amortization  . . . . . . . .          7,155,000      6,310,000      5,787,000
                                       -----------    -----------    -----------
                                       $15,654,000    $ 7,075,000    $ 7,017,000
                                       ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE A  (Continued)

Expenditures for maintenance and repairs are charged directly to income, and betterments and major renewals are capitalized. When the assets are retired or otherwise disposed of, the cost of assets and the related accumulated depreciation are removed from the respective accounting records and the resulting gain or loss is credited or charged to income.

EXCESS OF ACQUISITION COSTS OVER FAIR VALUE OF NET ASSETS OF BUSINESSES
ACQUIRED: The excess of the purchase price of businesses or assets acquired over the fair value of the net assets is amortized over varying periods ranging from 15 to 40 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

INCOME TAXES: Effective January 1, 1993, the Company adopted statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). Under the liability method specified under FAS 109, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is calculated as the change in net deferred liabilities or assets.

CONSOLIDATED STATEMENT OF CASH FLOWS: For purposes of the consolidated statement of cash flows, cash equivalents include short-term investments, such as money market funds, with an original maturity of less than three months. Cash paid for interest totaled $1,508,000, $232,000, and $208,000 in 1995, 1994 and 1993, respectively. Cash paid for income taxes totalled $909,000, $730,000, and $28,000 in 1995, 1994 and 1993, respectively. In connection with the acquisition of Efratom, the Company issued 1,277,778 shares of common stock valued at $13,736,000.

STOCK OPTIONS AND AWARDS: Proceeds from the sale of common stock issued under options are credited to common stock at par value and the excess of the option price over the par value is credited to additional paid-in capital. The Company makes no charges or credits to income in connection with the options. Under the Company's Restricted Stock Award Plan, the fair market value of shares awarded is charged to income over the period of time during which the restrictions lapse, with a corresponding credit to common stock (at par value) and additional paid-in capital.

NET INCOME PER SHARE: Net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include those issuable on the exercise of dilutive stock options (after reduction for common shares assumed to have been purchased with the proceeds). Net income per share is the same on a fully diluted basis for all years presented.

FOREIGN CURRENCY TRANSLATION: The Company follows principles ofo Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", (FAS 52) in accounting for foreign operations. The financial statements of the Company's German subsidiary, whose functional currency is the German Mark, have been translated into U.S. dollars.

RECLASSIFICATIONS: Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the 1995 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE B -- ACQUISITION

On March 16, 1995 the stockholders of the Company approved the purchase of all the outstanding capital stock of Efratom Time and Frequency Products, Inc., a Colorado corporation, and Ball Efratom Elektronik GmbH, a corporation organized under the laws of the Republic of Germany (collectively, Efratom). The purchase price consisted of $15,000,000 cash and 1,277,778 shares of Datum common stock. The final purchase price is subject to a post-closing adjustment based on a comparison of the working capital and fixed assets of Efratom as of August 7, 1994 and as of March 17, 1995. Included in goodwill and other long-term liabilities is an amount the Company expects to settle with Ball Corporation upon final negotiations. The acquisition closed March 17, 1995.

The Company financed the cash portion of the purchase price and expenses under a credit agreement providing for an aggregate credit availability of $22,000,000. The new credit facility includes; (i) an $11,000,000 Revolving Line of Credit bearing interest at the Bank's prime rate plus 0.5%, (ii) a $2,500,000 term loan bearing interest at the Bank's prime rate plus 0.75% with interest and principal payable ratably over 72 months (Term Loan I), (iii) a $2,500,000 Term Loan bearing interest at the Bank's prime rate plus 0.5% amortized over 25 years, payable in five years (Term Loan II), and (iv) a $6,000,000 Term Loan bearing interest at the Bank's prime rate plus 0.75% with interest and principal payable ratably over 48 months (Term Loan III). In addition to the required repayments under the term loans, the Company will pay to the Bank, within 120 days after the end of each fiscal year, an amount equal to 75% of the difference between the Company's earnings before interest, taxes, depreciation and amortization and $5,800,000, which shall reduce the outstanding balance of Term Loan I, Term Loan II or Term Loan III. The loans will be secured by the accounts receivable, inventory, real estate and equipment of the Company. Upon repayment of Term Loan III, the interest rates on each of the Revolving Line of Credit and Term Loan I will be reduced by 0.25%. Under the credit agreement, the Company is required to maintain certain financial ratios and attain a certain profitability level, and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred.

The unaudited pro forma combined condensed balance sheet of the Company and Efratom as of December 31, 1994, presuming the acquisition had taken place on that date, after giving effect to certain pro forma adjustments is as follows:

      ASSETS
      Current assets                                     $28,545,000
      Land, buildings and equipment, net                  15,446,000
      Goodwill                                            12,090,000
                                                         -----------
                                                         $56,081,000
                                                         ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities                                $13,587,000
      Long-term debt and other liabilities                14,328,000
      Stockholders' equity                                28,166,000
                                                         -----------
                                                         $56,081,000
                                                         ===========

The unaudited pro forma combined results of operations of the Company and Efratom for the years ended December 31, 1995, 1994 and 1993, presuming the acquisition had taken place on January 1, 1993, after giving effect to certain pro forma adjustments are as follows:

                                              Year Ended December 31,
                                       ---------------------------------------
                                           1995         1994          1993
                                           ----         ----          ----
         Revenues                      $76,552,000   $66,139,000   $56,730,000
                                       ===========   ===========   ===========
         Net income                    $   442,000   $ 2,141,000   $   637,000
                                       ===========   ===========   ===========
         Net income per common share   $      0.11   $      0.53   $      0.17
                                       ===========   ===========   ===========

The condensed pro forma combined financial information is provided for informational purposes only and does not purport to be indicative of the future results or financial position of the Company or what the results of operations or financial position would have been had the acquisition been effective on the dates indicated. This information should be read in conjunction with these audited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE C -- LONG-TERM DEBT

Long-term obligations outstanding as of December 31, 1995 are as follows:

$14,000,000 Revolving Line of Credit, expires June 6, 1996, with interest payable at
prime plus .5%, secured by accounts receivable and inventory. . . . . . . . . . . . . . . . . . . . . . .    $ 10,442,000

Term Loan I, principal due in monthly installments of $34,722 beginning April 17, 1995 to
March 17, 2001, with interest payable at prime plus .75%, secured by equipment  . . . . . . . . . . . . .       2,187,000

Term Loan II, principal due in monthly installments of $8,333 beginning April 17, 1995 to
March 17, 2000, with interest payable in monthy installments at prime plus .5%, secured by real estate. .       2,425,000

Term Loan III, principal due in monthly installments of $125,000 beginning April 17, 1995 to
March 17, 1999, with interest payable at prime plus .75%, unsecured . . . . . . . . . . . . . . . . . . .       4,875,000

Term Commitment up to $2,000,000, principal due in monthly installments of $41,667 beginning February 10, 1996 to January 10, 1999, with interest payable monthly commencing
September 10, 1995 at a rate of prime plus .75%, secured by equipment   . . . . . . . . . . . . . . . . .       1,500,000

Capital equipment lease for various machinery and equipment, with interest at 6.25% to 14.26%
maturing at various dates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         129,000
                                                                                                             ------------

Total debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,558,000
      Less line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,442,000)
      Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,178,000)
                                                                                                             ------------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  7,938,000
                                                                                                             ============

Aggregate maturities of long-term debt at December 31, 1995 are as follows:

            1996                              $13,620,000
            1997                                2,550,000
            1998                                2,234,000
            1999                                  608,000
            2000                                2,442,000
            Thereafter                            104,000
                                              -----------

                                    Total     $21,558,000
                                              ===========

Under the current credit agreement, the Company is required to maintain certain financial ratios and attain a certain profitability level, and may not pay dividends. Other restrictions include limitations on the amount of additional debt, leases, and capital expenditures that may be incurred. At December 31, 1995, the Company was not in compliance with certain covenants of the credit agreement. The Company has received waivers for the non-compliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE D -- INCOME TAXES

The income tax provision comprises the following:


                                                  Year Ended December 31,
                                        ---------------------------------------
Provision for income taxes: .......        1995           1994          1993
                                        ---------      ---------      ---------
   Current:
     Federal ......................     $ 702,000       $474,000      $(190,000)
     State ........................       168,000         77,000         10,000
     Foreign ......................       105,000          - - -          - - -
                                        ---------       --------      ---------
                                          975,000        551,000       (180,000)
                                        ---------       --------      ---------
   Deferred:
     Federal ......................      (683,000)        32,000        361,000
     State ........................      (138,000)        27,000       (157,000)
                                        ---------       --------      ---------
                                         (821,000)        59,000        204,000
                                        ---------       --------      ---------

                                        $ 154,000       $610,000      $  24,000
                                        =========       ========      =========

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                                1995                  1994                  1993
                                         ------------------    ------------------    ------------------
                                                     Pretax                Pretax                Pretax
                                           Amount    Income     Amount     Income    Amount      Income
Computed expected tax
  expense ............................   $ 73,000     34.1%    $541,000     35.0%    $ 33,000     35.0%
State income tax, net of
  federal income tax effect ..........     11,000      5.1%      87,000      5.6%     (19,000)    (19.8%)
Amortization of excess of purchase
  price over net assets acquired .....     31,000     14.5%      31,000      2.0%      31,000     32.4%
Foreign earnings taxed at
 different rates .....................     26,000     12.2%       - - -    - - -        - - -    - - -
Other ................................     13,000      6.1%     (49,000)    (3.1%)    (21,000)   (22.0%)
                                         --------     ----     --------    -----     --------    -----

                                         $154,000     72.0%    $610,000     39.5%    $ 24,000     25.6%
                                         ========     ====     ========    =====     ========    =====

The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) are as follows:

                                                     Year Ended December 31,
                                            --------------------------------------
                                                1995          1994          1993
                                                ----          ----          ----
Deferred tax assets:
   Inventory ............................   $  522,000    $  238,000    $  228,000
   Accruals and reserves ................    1,308,000       631,000       683,000
   Net operating loss carryforwards/
      franchise tax .....................        - - -         - - -       137,000
                                            ----------    ----------    ----------
                                             1,830,000       869,000     1,048,000
                                            ----------    ----------    ----------
Deferred tax liabilities:
   Property, plant and equipment ........      975,000     1,143,000     1,145,000
   Other ................................       18,000         - - -       118,000
                                            ----------    ----------    ----------
                                               993,000     1,143,000     1,263,000
                                            ----------    ----------    ----------
                                            $  837,000    $ (274,000)   $ (215,000)
                                            ==========    ==========    ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE E -- POSTRETIREMENT BENEFITS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). Under FAS 106, postretirement benefits are recognized over the employee's service period based on the expected costs of providing such benefits to the employee and the employee's beneficiaries after retirement. The Company elected to recognize the transition obligation over a 20-year period.

The Company's postretirement benefit program comprises two plans, the life insurance plan and the health care plan. Any permanent full-time employee is eligible upon retirement after age 62 and with 12 years of service. The health care plan is a contributory plan.

The following sets forth the Company's postretirement program's status reconciled with amounts reported in the consolidated balance sheet:


                                                          Year Ended December 31,
                                                   ------------------------------------
                                                       1995         1994         1993
                                                       ----         ----         ----
Accumulated postretirement benefit obligation:
   Retirees ....................................   $  316,000    $ 314,000    $ 303,000
   Fully eligible active plan participants .....      132,000      113,000      102,000
   Other active plan participants ..............      586,000      269,000      245,000
                                                   ----------    ---------    ---------

   Total accumulated postretirement benefit
      obligations ..............................    1,034,000      696,000      650,000

   Plan assets at fair value ...................           --           --           --
                                                   ----------    ---------    ---------
   Accumulated postretirement benefit obligation
      in excess of plan assets .................    1,034,000      696,000      650,000

   Unrecognized transition obligation ..........     (744,000)    (544,000)    (574,000)
                                                   ----------    ---------    ---------

   Accrued postretirement benefit obligation ...   $  290,000    $ 152,000    $  76,000
                                                   ==========    =========    =========

Net periodic postretirement benefit cost includes the following components:


                                                       Year Ended December 31,
                                                    -----------------------------
                                                      1995       1994       1993
                                                      ----       ----       ----

         Service cost ...........................   $ 68,000    $22,000    $22,000
         Interest cost ..........................     68,000     46,000     46,000
         Amortization of transition obligation ..     30,000     30,000     30,000
                                                    --------    -------    -------

         Net periodic postretirement
           expense ..............................   $166,000    $98,000    $98,000
                                                    ========    =======    =======

         Discount rate ..........................        7.0%      7.75%      7.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE F -- COMMON STOCK RESERVED

In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan providing for the granting of options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The initial number of shares available under the Plan for issuance is 250,000 and will increase by 50,000 shares on the last day of each calendar year. The exercise price of the options shall not be less than 100% of the fair market value on the date of the grant. Options granted are exercisable in such amounts and at such intervals as the Board of Directors determined in granting the options. This plan replaces the prior stock option plan and Restricted Stock Award Plan that expired in 1994. In March 1995, the stockholders of the Company approved an amendment of the 1994 Stock Incentive Plan providing for 200,000 additional option shares to be reserved for issuance thereunder. The following table summarizes activity under the 1994 Incentive Stock Plan during the years ended December 31, 1995 and 1994:

                                                       Number      Per Share
                                                     of Shares    Option Price
                                                     ---------   ---------------
         Issued during 1994                            86,800    $4.25  - $ 5.00
                                                      -------
         Outstanding, December 31, 1994                86,800    $4.25  - $ 5.00
         Issued during 1995                           219,250    $5.13  - $16.38
         Exercised during 1995                         (6,313)   $4.38
         Cancelled during 1995                        (30,500)   $4.38  - $10.75
                                                      -------

         Outstanding, December 31, 1995               269,237
                                                      =======

         Exercisable at end of year                    19,075
                                                      =======

As of December 31, 1995 and 1994, 274,450 and 213,200 option shares were available for grant under the 1994 plan.


The following table summarizes activity under the prior stock option plan for the years ended December 31, 1995, 1994 and 1993:

                                                     Number       Per Share
                                                    of Shares     Option Price
                                                    ---------   ---------------
         Outstanding, December 31, 1992              290,825    $3.00  - $ 6.50
         Exercised during 1993                       (15,000)   $4.13
         Cancelled during 1993                       (25,750)   $3.50  - $ 4.13
                                                     -------
         Outstanding, December 31, 1993              250,075    $3.00  - $ 6.50
         Issued during 1994                          121,525    $4.88
         Exercised during 1994                       (38,825)   $3.00  - $ 5.25
         Cancelled during 1994                       (49,500)   $3.00  - $ 6.50
                                                     -------
         Outstanding, December 31, 1994              283,275    $3.00  - $ 5.00
         Exercised during 1995                       (36,325)   $3.00  - $4.875
         Cancelled during 1995                        (4,875)   $4.88
                                                     -------

         Outstanding, December 31, 1995              242,075
                                                     =======

         Exercisable, December 31, 1995              155,807
                                                     =======

No further option shares will be granted under the prior plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

NOTE G -- SAVINGS AND RETIREMENT PLAN

Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 2% of employee deferral and 50% of the next 1% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $408,000, $190,000 and $173,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

NOTE H -- U.S. GOVERNMENT AND FOREIGN SALES AND SIGNIFICANT CUSTOMERS

Direct and indirect sales to the United States Government aggregated approximately $14,812,000, $10,043,000, and $10,812,000 in 1995, 1994 and 1993,
respectively. Direct sales to the United States Government aggregated approximately $5,167,000, $5,265,000 and $5,861,000 in 1995, 1994 and 1993,
respectively. Foreign sales in 1995, 1994 and 1993 amounted to $13,033,000, $7,340,000 and $4,830,000. Three customers accounted for 41% of total sales for the year ended December 31, 1995.

NOTE I -- COMMITMENTS

Total rental expense for operating leases amounted to $1,031,000, $380,000 and $286,000 in 1995, 1994 and 1993, respectively. The future minimum rental commitments under all noncancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows:

                 1996                              $1,657,000
                 1997                               1,262,000
                 1998                               1,151,000
                 1999                               1,150,000
                 2000                               1,260,000
                 Thereafter                         5,348,000
                                                  -----------

                    Total minimum
                       lease payments             $11,828,000
                                                  ===========

NOTE J -- ACCOUNTING POLICY CHANGES

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-based Compensation (SFAS 123) which establishes financial accounting and reporting standards for stock-based employee compensation. Under SFAS 123, companies are encouraged, but not required, to adopt a method of accounting for stock compensation awards based upon the estimated fair value at the date the options/awards are granted as determined through the use of a pricing model ("Fair Value Method"). Companies continuing to account for such awards in accordance with the existing guidance of Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" (APB 25) will have to disclose, in Notes to Financial
Statements, the pro forma impact on net income and net income per share had the Company utilized the Fair Value Method. The Company anticipates accounting for future stock compensation awards in accordance with APB 25 with the appropriate footnote disclosure required under SFAS 123.

                          DATUM INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at                                                        Balance at
                                       Beginning                                            *Other        End of
      Description                     of Period    Additions   Deductions   Acquisitions   Deductions     Period
      -----------                     ----------   ---------   ----------   ------------   -----------  -----------
Year Ended December 31, 1995
   Allowance for doubtful accounts     $ 93,000    $   53,000  $   86,000    $ 49,000       $41,000      $   68,000
   Reserve for inventories              854,000     1,124,000   1,024,000     998,000                     1,952,000
   Accumulated amortization of
      acquired intangible assets        546,000       616,000                                             1,162,000

Year Ended December 31, 1994
   Allowance for doubtful accounts     $131,000    $   31,000   $  31,000                   $38,000       $  93,000
   Reserve for inventories              872,000       332,000     350,000                                   854,000
   Accumulated amortization of
      acquired intangible assets        467,000        79,000                                               546,000

Year Ended December 31, 1993
   Allowance for doubtful accounts     $131,000                                                           $ 131,000
   Reserve for inventories              919,000       438,000     485,000                                   872,000
   Accumulated amortization of
      acquired intangible assets        387,000        80,000                                               467,000


*Aacom note payments received.

                                                            EXHIBIT INDEX
                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER    DESCRIPTION                                                                                             PAGE
------    -----------                                                                                             ----
 2.1      Purchase Agreement dated as of October 20, 1994 by and among Ball Corporation, Efratom Holding,
          Inc. and the Registrant (incorporated by reference to Exhibit 10.31 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1994.                                            --

 3.1      Certificate of Incorporation of Datum Inc., a Delaware corporation, as amended to date
          (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended
          December 31, 1994).                                                                                      --

 3.2      Bylaws of Datum Inc. as amended to date (incorporated by reference to the same numbered exhibit
          on Form 10-K for the year ended December 31, 1994).                                                      --

 4.1      Stockholders' Agreement dated as of March 17, 1995 by and between the Registrant and Efratom
          Holding, Inc. (incorporated by reference to the same numbered exhibit on Form 10-K for the year
          ended December 31, 1994).                                                                                --

10.1      Lease commencing July 31, 1973 relating to Registrant's facility at 1363 South State College
          Boulevard, Anaheim, California (incorporated by reference to the same numbered exhibit on Form
          10-K for the year ended December 31, 1991).                                                              --

10.2      First Amendment to Lease dated December 28, 1973 relating to Registrant's facility at 1363 South
          State College Boulevard, Anaheim, California (incorporated by reference to the same numbered
          exhibit on Form 10-K for the year ended December 31, 1991).                                              --

10.3      1981 Restricted Stock Award Plan, as amended to date (incorporated by reference to the same
          numbered exhibit on Form 10-K for the year ended December 31, 1991).                                     --

10.4      1984 Stock Option Plan, as amended to date (incorporated by reference to Registrant's
          Registration Statements on Form S-8 Registration numbers 2-96564, 33-10335 and 33-41709).                --

10.6      Executive Agreement dated March 7, 1986 with Louis B. Horwitz, (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year December 31,
          1991).                                                                                                   --

10.10     Form of Indemnification Agreement dated May 27, 1987 as entered into with certain directors and officers of Registrant (incorporated by reference to same numbered exhibit to Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1991).                                        --

10.18     Lease commencing January 1, 1992 relating to Registrant's facility at 749 Ward Drive, Goleta,
          California (incorporated by reference to same numbered exhibit to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1991).                                                         --

                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER    DESCRIPTION                                                                                             PAGE
------    -----------                                                                                             ----
10.19     Savings and Retirement Plan, as amended to date (incorporated by reference to same numbered
          exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).                --

10.21     Consulting Agreement dated October 9, 1992 with Louis B. Horwitz (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
          1992).                                                                                                   --

10.23     Purchase and Sale Agreement dated January 12, 1993, by and among Spectrum Technology, Inc., the
          Company and Oak Crystal, Inc. (incorporated by reference to Exhibit 2.2 of Registrant's Current
          Report on Form 8-K filed January 27, 1993).                                                              --

10.26     Amendment to Lease for premises located at 1363 South State College Boulevard, Anaheim,
          California, dated July 22, 1993 (incorporated by reference to the same numbered exhibit to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).                         --

10.27     Consulting Agreement with William E. Baldwin dated September 29, 1993 (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1993).                                                                               --

10.28     Sublease commencing November 1, 1993, relating to the Registrant's facility at 749 Ward Drive,
          Goleta, California (incorporated by reference to the same numbered exhibit to Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1993).                                        --

10.29     1994 Stock Incentive Plan (incorporated by reference to Registrant's registration statement on
          Form S-8 Registration #33-79772).                                                                        --

10.29.1   Amendment to 1994 Stock Incentive Plan, effective March 17, 1995.  (incorporated by reference to
          the same numbered exhibit on Form 10-K for the year ended December 31, 1994).                            --

10.30     Credit Agreement dated as of December 16, 1994, by and between the Registrant and Wells Fargo,
          National Association. (incorporated by reference to the same numbered exhibit on Form 10-K for
          the year ended December 31, 1994).                                                                       --

10.30.1   First Amendment to Credit Agreement dates as of August 31, 1995 by and between Datum and Wells
          Fargo, National Association  (incorporated by reference to the same numbered exhibit on Form
          10-Q for the quarter ended September 30, 1995).                                                          --

10.31     Lease Agreement dated February 3, 1992 by and between  The Irvine Company and Ball Efratom for
          Efratom Time and Frequency Products, Inc.'s facility at 4 Cromwell, Suite 201, Irvine,
          California. (incorporated by reference to the same numbered exhibit on Form 10-K for the year
          ended December 31, 1994).                                                                                --

                                                                                                               SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER    DESCRIPTION                                                                                             PAGE
------    -----------                                                                                             ----
10.32     Lease Agreement dated September 15, 1986 by and between The Irvine Company and Efratom Division,
          Ball Corporation, for Efratom Time and Frequency Products, Inc.'s facility at 3 Parker, Irvine,
          California. (incorporated by reference to the same numbered exhibit on Form 10-K for the year
          ended December 31, 1994).                                                                                --

10.32.1   First Amendment to Lease dated March 15, 1995 by and between The Irvine Company and Efratom
          Division, Ball Corporation for Lease Agreement dated September 15, 1986 (Exhibit 10.32)
          (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December
          31, 1994).                                                                                               --

10.32.2   Amendment to Leases between the Irvine Company and the Company (incorporated by reference to the
          same numbered exhibit on Form 10-Q for the quarter ended June 30, 1995).                                 --

10.32.3   Second Amendment to Lease for 4 Cromwell (incorporated by reference to the same numbered exhibit
          on Form 10-Q for the quarter ended June 30, 1995).                                                       --

10.32.4   Second Amendment to Lease for 3 Parker (incorporated by reference to the same numbered exhibit
          on Form 10-Q for the quarter ended June 30, 1995).                                                       --

10.34     Industrial Lease between the Irvine Company and the Company (incorporated by reference to the
          same numbered exhibit on Form 10-Q for the quarter ended June 30, 1995).                                 --

10.35     Lease Agreement dated January 4, 1996 by and between Berg & Berg Developers and Datum, Inc.
          relating to Registrant's facility at 6781 Via Del Oro, San Jose, California.                             --

11        Computation of Earning Per Common Share                                                                  --

21        List of Subsidiaries                                                                                     --

23        Consent of Independent Accountants                                                                       --

27.4      Financial Data Schedule                                                                                  --

                                   DATUM INC.

                           FORM 10-K - ITEM 14(A)(3)

                     EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


10.3      1981 Restricted Stock Award Plan, as amended to date (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December 31, 1992).

10.4      1984 Stock Option Plan, as amended to date (incorporated by reference to Registrant's
          Registration Statements on Form S-8 Registration numbers 2-96564, 33-10335 and 33-41709).


10.6      Executive Agreement dated March 7, 1986 with Louis B. Horwitz, (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year December
          31, 1992).

10.10     Form of Indemnification Agreement dated May 27, 1987 as entered into with certain directors and officers of Registrant (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.21     Consulting Agreement dated October 9, 1992 with Louis B. Horwitz (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.27     Consulting Agreement with William E. Baldwin, dated September 29, 1993 (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.29     1994 Stock Incentive Plan (incorporated by reference to registrant's registration statement on Form S-8 Registration #33-79772).

10.29.1   Amendment to 1994 Stock Incentive Plan, effective March 17, 1995 (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December 31, 1994).