Form 10-Q
period 1996-03-31
DATUM INC
filed 1996-05-09
CIK 27119

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996         .
                                --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .
                              ---------------------  ---------------------

Commission file no. 0-6272


                                   DATUM INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   95-2512237
- -----------------------------------------              -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


      9975 TOLEDO WAY, IRVINE, CA                          92718-1819
- -----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip code)


                                 (714) 380-8880
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

        The registrant had 4,040,165 shares of common stock outstanding as of March 31, 1996.

        Total number of sequentially numbered pages contained herein are:
                                                                         -------

                                     INDEX



                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements   . . . . . . . . . . . . . . . . . . . . .   3

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations  . . .   8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . .  12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                         PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements


                          DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                  MARCH 31,       December 31,
                                                                    1996              1995
                                                                 -----------      ------------
A S S E T S
Current assets
   Cash and short-term investments                               $   749,000      $   587,000
   Accounts receivable                                            12,333,000       13,572,000
   Accounts receivable, unbilled                                     166,000           66,000
   Inventories
     Purchased parts                                               7,745,000        7,801,000
     Work-in-process                                              10,775,000        9,002,000
     Finished products                                             3,043,000        3,358,000
                                                                 -----------      -----------
                                                                  21,563,000       20,161,000

   Prepaid expenses                                                  346,000          200,000
   Deferred income taxes                                           1,830,000        1,830,000
   Income tax refund receivable                                      108,000          109,000
                                                                 -----------      -----------
         Total current assets                                     37,095,000       36,525,000

Plant and equipment
   Land                                                            2,040,000        2,040,000
   Buildings                                                       4,477,000        4,474,000
   Equipment                                                      15,652,000       15,145,000
   Leasehold improvements                                          1,407,000        1,150,000
                                                                 -----------      -----------
                                                                  23,576,000       22,809,000

Less accumulated depreciation and amortization                     7,927,000        7,155,000
                                                                 -----------      -----------
                                                                  15,649,000       15,654,000
                                                                 -----------      -----------
Excess of purchase price over net assets acquired                 13,691,000       13,914,000
Other assets                                                          55,000           44,000
                                                                 -----------      -----------
                                                                 $66,490,000      $66,137,000
                                                                 ===========      ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                  MARCH 31,       December 31,
                                                                    1996              1995
                                                                 -----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                              $ 5,031,000      $ 5,155,000
   Accrued salaries and wages                                      1,919,000        2,102,000
   Accrued warranty                                                1,233,000        1,337,000
   Other accrued expenses                                          1,398,000        1,822,000
   Customer deposits                                                      --           74,000
   Income taxes payable                                              213,000          105,000
   Notes payable to bank                                          11,291,000       10,442,000
   Current portion of long-term debt                               3,407,000        3,178,000
                                                                 -----------      -----------
         Total current liabilities                                24,492,000       24,215,000
                                                                 -----------      -----------
Long-term debt                                                     7,696,000        7,938,000
                                                                 -----------      -----------
Postretirement benefits                                              329,000          290,000
                                                                 -----------      -----------
Other long-term liabilities                                        1,380,000        1,388,000
                                                                 -----------      -----------
Deferred income taxes                                                993,000          993,000
                                                                 -----------      -----------
Stockholders' equity
   Common stock, par value $.25 per share
     Authorized - 8,000,000 shares
     Issued - 4,040,165 shares in 1996
              4,018,968 shares in 1995                             1,010,000        1,005,000
   Additional paid-in capital                                     24,554,000       24,418,000
   Retained earnings -
     Beginning of period                                           5,982,000        5,922,000
     Net income                                                      182,000           60,000
                                                                 -----------      -----------
     End of period                                                 6,164,000        5,982,000

   Cumulative translation adjustment                                (128,000)         (92,000)
                                                                 -----------      -----------
       Total stockholders' equity                                 31,600,000       31,313,000
                                                                 -----------      -----------
                                                                 $66,490,000      $66,137,000
                                                                 ===========      ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                                      Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     1996             1995
                                                                  -----------      ----------
Net product sales and contract revenues                           $19,602,000      $9,832,000

Costs and expenses
   Cost of products sold and contract revenues                     11,711,000       5,550,000
   Selling                                                          2,700,000       1,596,000
   Product development                                              2,033,000         942,000
   General and administrative                                       2,301,000       1,212,000
   Interest expense                                                   555,000         129,000
   Interest (income)                                                   (6,000)         (3,000)
                                                                  -----------      ----------
                                                                   19,294,000       9,426,000
                                                                  -----------      ----------
Income before income taxes                                            308,000         406,000
Income tax provision                                                  126,000         166,000
                                                                  -----------      ----------
Net income                                                        $   182,000      $  240,000
                                                                  ===========      ==========

Earnings per common and common equivalent share                   $      0.04      $     0.08
                                                                  ===========      ==========
Weighted average number of common and
   common equivalent shares outstanding                             4,203,000       3,089,000
                                                                  ===========      ==========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended
                                                                  ----------------------------
                                                                   MARCH 31,        March 31,
                                                                     1996             1995
                                                                  -----------     ------------
Cash flows from operating activities:
   Net income                                                     $   182,000     $    240,000
                                                                  -----------     ------------
   Adjustments to reconcile income to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                              1,059,000          300,000
         Contribution of the Company's shares of common stock         108,000           45,000
         Changes in assets and liabilities, net of acquisitions:
         (Increase) decrease in accounts receivable                 1,239,000       (3,116,000)
         (Increase) decrease in accounts receivable,
           unbilled - current portion                                (100,000)          90,000
         Decrease in income tax refund receivable                       1,000            6,000
         Increase in inventories                                   (1,402,000)        (391,000)
         Increase in prepaid expenses                                (146,000)        (107,000)
         (Increase) decrease in other assets                          (11,000)           8,000
         Increase (decrease) in accounts payable                     (124,000)         874,000
         Decrease in accrued expenses                                (711,000)        (243,000)
         Decrease in customer deposits                                (74,000)              --
         Increase in income taxes payable                             108,000          164,000
         Increase in postretirement benefits                           39,000           19,000
         Increase (decrease) in other long-term liabilities            (8,000)         218,000
                                                                  -----------     ------------
     Total reconciling items                                          (22,000)      (2,133,000)
                                                                  -----------     ------------
     Net cash provided by (used in) operating activities              160,000       (1,893,000)
                                                                  -----------     ------------

Cash flows from investing activities:
   Book value of equipment disposals                                   56,000            1,000
   Capital expenditures                                              (887,000)        (359,000)
   Payment for acquisition, net of cash                                    --      (14,494,000)
   Other                                                              (36,000)             --
                                                                  -----------     ------------
     Net cash used in investing activities                           (867,000)     (14,852,000)
                                                                  -----------     ------------

Cash flows from financing activities:
   Proceeds from line of credit                                       849,000        5,650,000
   Proceeds from (reductions to) long-term debt                       (13,000)      11,087,000
   Exercise of stock options                                           33,000           42,000
                                                                  -----------     ------------
     Net cash provided by financing activities                        869,000       16,779,000
                                                                  -----------     ------------

Net increase in cash and cash equivalents                             162,000           34,000
Cash and cash equivalents at beginning of period                      587,000          221,000
                                                                  -----------     ------------
Cash and cash equivalents at end of period                        $   749,000     $    255,000
                                                                  ===========     ============


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's 1995 Annual Report to Stockholders. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented. The results of operations for such interim period are not necessarily indicative of results to be expected for the full year.


NOTE B - EARNINGS PER SHARE

Earnings per share is calculated by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during each period taking into consideration dilutive effects of common stock equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1995 Annual Report to Stockholders.


                               INTRODUCTORY NOTE

This Report on Form 10-Q contains certain forward-looking statements, including
(i) statements related to potential rescheduling, or elimination of orders for the Company's products, (ii) the necessary elements for the successful management of growth, and (iii) the need for, and availability of, additional financing. The forward-looking statements and associated risks set forth in this Report also include or relate to trend information related to the Company's March 1995 acquisition of Efratom Time and Frequency Products, Inc., a Colorado corporation and Efratom Elektronik GmbH, a corporation organized under the laws of the Republic of Germany (collectively, "Efratom") and Efratom's ongoing operations.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its Efratom subsidiary with the rest of the Company's operations, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


Overview
- --------

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

As a result of the acquisition, the Company has experienced significant increases (in absolute terms) in revenue, selling expenses, general and administrative expenses, accounts receivable, inventory and accounts payable, in the quarter ended March 31, 1996 from the corresponding period of 1995. In addition, the Company has experienced, and expects to continue to experience, material changes (in percentage terms) in certain areas of its operations as a result of the acquisition of Efratom. Efratom has historically experienced substantial fluctuations in quarterly operating results because of its dependence on relatively few major customers and the ordering patterns of its customers and other factors. The future operating results of the Company may exhibit similar fluctuations due to the combination with Efratom. Due to contractual obligations and the nature of its manufacturing processes, Efratom maintains higher levels of inventories, both on absolute and percentage basis, than the Company historically maintained. As a result, the Company anticipates that inventories, as a percentage of total assets, will continue above previous levels, which will have the effect of increasing the Company's working capital requirements. In addition, Efratom traditionally has had higher research and product development expenses as a percentage of net sales, and the Company anticipates maintaining such higher level of expenditures.

The Datum companies traditionally have operated on a relatively independent basis. Should the Company desire to integrate them to a greater extent in the future, certain operational changes, cost controls, systems integrations, marketing focus and the coordination of new product development may be required. There can be no assurance that the Company will be successful in completing any such efforts or that such efforts will result in increased revenues or earnings. See "Introductory Note."

The Company's ability to manage its growth effectively will require it to enhance its operational, financial and management systems; to expand its facilities and equipment; and to successfully hire, train and motivate additional employees. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operating results and financial conditions. The Company will be required to increase staffing and other expenses as well as its expenditures on capital equipment and leasehold improvements in order to meet the demands of its customers or to enter new markets. Customers, however, may not commit to firm production schedules for more than a short time in advance, and new products may have uncertain market acceptance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future sales that do not materialize. See "Introductory Note."

A small number of customers account for a substantial portion of the Company's net sales. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. See "Introductory Note."


Results of Operations
- ---------------------

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of The Company's total sales:

                                                                      Percentage of Total Sales
                                                  -------------------------------------------------------------------
                                                       Year Ended December 31,           Three Months Ended March 31,
                                                  ---------------------------------      ----------------------------
                                                  1993        1994          1995             1995            1996
                                                 ------      ------        ------        ------------    ------------
Net product sales and contract revenue  . .      100.0%      100.0%        100.0%           100.0%          100.0%
Costs and expenses
   Cost of products sold and
      contract revenue  . . . . . . . . . .       59.6%       56.6%         59.5%            56.4%           59.7%
   Selling  . . . . . . . . . . . . . . . .       18.1%       16.8%         14.6%            16.2%           13.8%
   Product development  . . . . . . . . . .        7.6%        8.1%         10.5%             9.6%           10.4%
   General and administrative . . . . . . .       13.4%       12.7%         12.6%            12.3%           11.7%
   Interest expense . . . . . . . . . . . .        0.8%        0.8%          2.5%             1.3%            2.8%
   Interest income  . . . . . . . . . . . .        0.0%        0.0%          0.0%             0.0%            0.0%
Income before income taxes  . . . . . . . .        0.4%        5.0%          0.3%             4.1%            1.6%
Income tax provision  . . . . . . . . . . .        0.1%        2.0%          0.2%             1.7%            0.6%
Net income  . . . . . . . . . . . . . . . .        0.3%        3.0%          0.1%             2.4%            0.9%

Net product sales and contract revenues increased 99.4% for the quarter ended March 31, 1996, when compared to the corresponding quarter of 1995. The increase was attributable to growth in the Company's wireline products at it's Austron subsidiary and to the acquisition of Efratom on March 17, 1995. The 1995 quarter contained only two weeks of Efratom sales.

Cost of products sold for the quarter ended March 31, 1996, was 59.7%, compared with 56.4% for the corresponding quarter of 1995. Profit margin decreased due to contractual requirements of some larger customers, in addition to pricing pressures affecting the Company's products generally.

Selling expense as a percent of sales was 13.8% for the quarter ended March 31, 1996, compared to 16.2% for the corresponding quarter of 1995. The decrease in selling expense as a percentage of net sales reflects the increase in net sales attributable to the Efratom acquisition. The increase in absolute dollars for selling expense also reflects the Efratom acquisition.

Product development expense as a percentage of sales increased to 10.4% for the quarter ended March 31, 1996, compared with 9.6% for the corresponding quarter of 1995. Efratom product development expense, as a percentage of sales, is higher than that of the other divisions of Datum. The increase in absolute dollars was due to the acquisition of Efratom.

General and administrative expense as a percent of sales for the quarter ended March 31, 1996, was 11.7%, compared to 12.3% for the corresponding quarter of 1995.

The acquisition of Efratom on March 17, 1995, brought with it an increase in the borrowing of $15 million for part of the purchase price and up to an additional $14 million to cover the increased daily working capital needs of the combined operations. The increase in interest expense to 2.8%, as a percentage of sales, for the quarter ended March 31, 1996, compares with 1.3% for the corresponding quarter in 1995.

Net income as a percentage of net sales decreased from 2.4% for the quarter ended March 31, 1995 to 0.9% for the quarter ended March 31, 1996. This decrease was primarily due to the pricing pressure described above and the fact that deployment of PCS has been slower than anticipated, which the Company believes has led certain of the Company's larger customers to reduce or delay purchases of the Company's oscillator products. Net income was also adversely affected by increased interest expense in the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995.


Liquidity and Capital Resources
- -------------------------------

Accounts receivable, including accounts receivable unbilled, decreased from $13,638,000 at December 31, 1995, to $12,499,000 at March 31, 1996. The
decrease is attributable to the lower volume of sales in the March quarter of 1996.

Inventories increased from $20,161,000 at December 31, 1995, to $21,563,000 at March 31, 1996. Lower than planned sales in the March 1996 quarter was the reason for this growth in inventory.

Accounts payable decreased form $5,155,000 at December 31, 1995, to $5,031,000 at March 31, 1996. Controlling inventory purchases are reflected in this change.

At March 31, 1996, the Company had working capital of $12,603,000 and a current ratio of 1.5:1. This compares to working capital of $12,310,000 and a current ratio of 1.5:1 at December 31, 1995.

In connection with the acquisition of Efratom in March 1995, the Company financed the cash portion of the purchase price and expenses and provided for an ongoing credit facility under a credit agreement with an aggregate credit availability of $22,000,000. The credit facility included, (i) an $11,000,000 Revolving Line of Credit bearing interest at the bank's prime rate plus 0.5%,
(ii) a $2,500,000 Term Loan bearing interest at the bank's prime rate plus 0.75% with interest and principal payable ratably over 72 months (Term Loan I),
(iii) a $2,500,000 Term Loan bearing interest at the Bank's pr;ime rate plus 0.5% amortized over 25 years, payable in five years (Term Loan II), and (iv) a %6,000,000 Term Loan bearing interest at the bank's prime rate plus 0.75% with interest and principal payable ratably over 48 months (Term Loan III). The loans are secured by the accounts receivable, inventory, real estate and equipment of the Company. Upon repayment of Term Loan III, the interest rates on each of the Revolving Line of Credit and Term Loan I will be reduced by 0.25%. On August 31, 1995, the credit facility was amended to increase the Revolving Line of Credit from $11,000,000 to $14,000,000 and to provide for an additional Term Commitment of up to $2,000,000 through January 10, 1996, bearing interest at the bank's prime rate plus .75%, with interest payable monthly and principal payable in 36 monthly installments commencing February 1996. On March 14, 1996, the credit facility was amended to permit an over-advance on the borrowing base calculation by up to $2,000,000. As consideration for this over-advance line, the Company will pay a non-refundable fee of 0.5% on the revolving line of credit amount.

On March 31, 1996, an aggregate of approximately $22,274,000 million was outstanding under the Company's bank credit arrangement. The notes payable to the bank of $11,291,000 at March 31, 1996, reflects the balance outstanding under the $14,000,000 Revolving Line of Credit. The balance reflects usage to date and includes $4,000,000 utilized as a portion of the $15,000,000 cash purchase price of Efratom. The additional usage is partially to cover the higher levels of accounts receivable and inventory.

The current portion of long term-debt reflects the banking arrangements described above which are due and payable in a twelve month period.

                          PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------



         (a)   Exhibit No.    Description
               -----------    -----------
                 10.21.1      Amendment No. 1 to Consulting Agreement between the Company and
                              Louis B. Horwitz, dated March 1, 1996

                 10.30.2      Second amendment to the Credit Agreement dated November 1, 1995

                 10.30.3      Third amendment to the Credit Agreement dated March 14, 1996

                 27.1         Financial Data Schedule

         (b)   No current reports on Form 8-K were filed during the quarter covered by this report.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ LOUIS B. HORWITZ                                  Date    May 8, 1996
- --------------------------                                 -----------------
    Louis B. Horwitz,
    President





/s/ DAVID A. YOUNG                                    Date   May 8, 1996
- --------------------------                                 -----------------
    David A. Young,
    Chief Financial Officer

                                 EXHIBIT INDEX


                                                                      Sequentially
                                                                        Numbered
Exhibit No.    Description                                                Page
- -----------    -----------                                            ------------
  10.21.1      Amendment No. 1 to Consulting Agreement between the
               Company and Louis B. Horwitz, dated March 1, 1996

  10.30.2      Second amendment to the Credit Agreement dated November 1, 1995

  10.30.3      Third amendment to the Credit Agreement dated March 14, 1996

  27.1         Financial Data Schedule