Form 10-Q
period 1996-06-30
DATUM INC
filed 1996-08-13
CIK 27119

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file no. 0-6272



                                   DATUM INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       95-2512237
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.

       9975 TOLEDO WAY, IRVINE, CA                              92718-1819
(Address of principal executive offices)                        (Zip code)


                                 (714) 380-8880
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  YES   X    NO
                                                ---      ---

       The registrant had 4,066,110 shares of common stock outstanding as of June 30, 1996.

       Total number of sequentially numbered pages contained herein are: ______

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements   . . . . . . . . . . . . . . . . . . . . .   3

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations  . . .   8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .  12

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . .  12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                         PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements


                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                            JUNE 30,       December 31,
                                                                              1996            1995
                                                                          -----------      ------------
A S S E T S

Current assets
   Cash and short-term investments                                        $ 1,392,000      $   587,000
   Accounts receivable                                                     13,907,000       13,572,000
   Accounts receivable, unbilled                                              253,000           66,000
   Inventories
      Purchased parts                                                       7,511,000        7,801,000
      Work-in-process                                                       8,907,000        9,002,000
      Finished products                                                     2,540,000        3,358,000
                                                                          -----------      -----------
                                                                           18,958,000       20,161,000

   Prepaid expenses                                                           365,000          200,000
   Deferred income taxes                                                    1,830,000        1,830,000
   Income tax refund receivable                                               108,000          109,000
                                                                          -----------      -----------
      Total current assets                                                 36,813,000       36,525,000

Plant and equipment
   Land                                                                     2,040,000        2,040,000
   Buildings                                                                4,483,000        4,474,000
   Equipment                                                               15,819,000       15,145,000
   Leasehold improvements                                                   1,400,000        1,150,000
                                                                          -----------      -----------
                                                                           23,742,000       22,809,000

Less accumulated depreciation and amortization                              8,553,000        7,155,000
                                                                          -----------      -----------
                                                                           15,189,000       15,654,000
                                                                          -----------      -----------
Excess of purchase price over net assets acquired                          13,467,000       13,914,000
Other assets                                                                   55,000           44,000
                                                                          -----------      -----------
                                                                          $65,524,000      $66,137,000
                                                                          ===========      ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                            JUNE 30,       December 31,
                                                                              1996            1995
                                                                          -----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                       $ 4,841,000      $ 5,155,000
   Accrued salaries and wages                                               1,932,000        2,102,000
   Accrued warranty                                                         1,158,000        1,337,000
   Other accrued expenses                                                   1,047,000        1,822,000
   Customer deposits                                                              ---           74,000
   Income taxes payable                                                       265,000          105,000
   Notes payable to bank                                                   11,206,000       10,442,000
   Current portion of long-term debt                                        3,407,000        3,178,000
                                                                          -----------      -----------
       Total current liabilities                                           23,856,000       24,215,000
                                                                          -----------      -----------
Long-term debt                                                              7,070,000        7,938,000
                                                                          -----------      -----------
Postretirement benefits                                                       368,000          290,000
                                                                          -----------      -----------
Other long-term liabilities                                                 1,373,000        1,388,000
                                                                          -----------      -----------
Deferred income taxes                                                         993,000          993,000
                                                                          -----------      -----------
Stockholders' equity
   Preferred stock, par value $.25 per share
      Authorized - 1,000,000 shares in 1996
                 -         0 shares in 1995
      Issued - 0 shares                                                            --               --
   Common stock, par value $.25 per share
      Authorized - 10,000,000 shares in 1996
                    8,000,000 shares in 1995
      Issued - 4,066,110 shares in 1996
               4,018,968 shares in 1995                                     1,017,000        1,005,000
   Additional paid-in capital                                              24,742,000       24,418,000
   Retained earnings
      Beginning of period                                                   5,982,000        5,922,000
      Net income                                                              333,000           60,000
                                                                          -----------      -----------
      End of period                                                         6,315,000        5,982,000

   Cumulative translation adjustment                                         (210,000)         (92,000)
                                                                          -----------      -----------
       Total stockholders' equity                                          31,864,000       31,313,000
                                                                          -----------      -----------
                                                                          $65,524,000      $66,137,000
                                                                          ===========      ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)



                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    -------------------------    -------------------------
                                                        1996          1995          1996          1995
                                                    -----------   -----------    -----------   -----------
Net product sales and
   contract revenues                                $20,248,000   $16,853,000    $39,850,000   $26,685,000
                                                    -----------   -----------    -----------   -----------
Costs and expenses
   Cost of products sold and
     contract revenues                               12,268,000     9,283,000     23,979,000    14,833,000
   Selling                                            2,946,000     2,523,000      5,646,000     4,119,000
   Product development                                1,882,000     2,288,000      3,915,000     3,230,000
   General and administrative                         2,319,000     1,995,000      4,620,000     3,207,000
   Interest expense                                     577,000       520,000      1,132,000       649,000
   Interest (income)                                     (1,000)       (3,000)        (7,000)       (6,000)
                                                    -----------   -----------    -----------   -----------
                                                     19,991,000    16,606,000     39,285,000    26,032,000
                                                    -----------   -----------    -----------   -----------

Income before income taxes                              257,000       247,000        565,000       653,000
Income tax provision                                    106,000       102,000        232,000       268,000
                                                    -----------   -----------    -----------   -----------
Net income                                          $   151,000   $   145,000    $   333,000   $   385,000
                                                    ===========   ===========    ===========   ===========

Earnings per common and
   common equivalent share                          $      0.04   $      0.03    $      0.08   $      0.11
                                                    ===========   ===========    ===========   ===========
Weighted average number
   of common and common
   equivalent shares outstanding                      4,247,000     4,241,000      4,225,000     3,665,000
                                                    ===========   ===========    ===========   ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         Six Months Ended
                                                                   ----------------------------
                                                                    JUNE 30,          June 30,
                                                                      1996              1995
                                                                   ----------       -----------
Cash flows from operating activities:
   Net income                                                      $  333,000       $   385,000
                                                                   ----------       -----------
   Adjustments to reconcile income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                 2,088,000         1,129,000
      Contribution of the Company's shares of common stock            243,000            99,000
      Changes in assets and liabilities, net of acquisitions:
        Increase in accounts receivable                              (335,000)         (301,000)
        (Increase) decrease in accounts receivable,
           unbilled - current portion                                (187,000)            8,000
        Decrease in income tax refund receivable                        1,000             6,000
        (Increase) decrease in inventories                          1,203,000        (2,682,000)
        Increase in prepaid expenses                                 (165,000)         (634,000)
        (Increase) decrease in other assets                           (11,000)           10,000
        Increase (decrease) in accounts payable                      (314,000)          255,000
        Increase (decrease) in accrued expenses                    (1,094,000)          377,000
        Decrease in customer deposits                                 (74,000)              ---
        Increase (decrease) in income taxes payable                   160,000          (246,000)
        Increase in postretirement benefits                            78,000            38,000
        Decrease in other long-term liabilities                       (15,000)              ---
                                                                   ----------       -----------
      Total reconciling items                                       1,578,000        (1,941,000)
                                                                   ----------       -----------
      Net cash provided by (used in) operating activities           1,911,000        (1,556,000)
                                                                   ----------       -----------

Cash flows from investing activities:
   Book value of equipment disposals                                   56,000             8,000
   Capital expenditures                                            (1,232,000)         (911,000)
   Payment for acquisition, net of cash                                   ---       (14,494,000)
   Other                                                             (118,000)          (31,000)
                                                                   ----------       -----------
      Net cash used in investing activities                        (1,294,000)      (15,428,000)
                                                                   ----------       -----------

Cash flows from financing activities:
   Proceeds from line of credit                                       764,000         6,100,000
   Proceeds from (reductions to) long-term debt                      (669,000)       10,574,000
   Exercise of stock options                                           93,000           125,000
                                                                   ----------       -----------
      Net cash provided by financing activities                       188,000        16,799,000
                                                                   ----------       -----------
Net increase in cash and cash equivalents                             805,000          (185,000)
Cash and cash equivalents at beginning of period                      587,000           221,000
                                                                   ----------       -----------
Cash and cash equivalents at end of period                         $1,392,000       $    36,000
                                                                   ==========       ===========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995




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

                               INTRODUCTORY NOTE

This Report on Form 10-Q contains certain forward-looking statements, including
(i) statements related to potential rescheduling, or elimination of orders for the Company's products, (ii) the necessary elements for the successful management of growth, and (iii) the need for, and availability of, additional financing. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Overview

The Company designs, manufactures and markets a wide variety of high-quality, high performance time and frequency products used to synchronize the flow of information in telecommunications and enterprise computing networks. The Company also is a leading supplier of high-performance timing products for a wide variety of scientific and industrial test and measurement applications.

On March 17, 1995, the Company completed its acquisition of Efratom Time and Frequency Products, Inc., a Colorado corporation, and Efratom Elektronik GmbH, a corporation organized under the laws of the Republic of Germany (collectively, "Efratom"), the inventor and leading supplier of high-stability, rubidium-based oscillators widely used in cellular and PCS systems, from Ball Corporation. The purchase price consisted of $15,000,000 cash and 1,277,778 shares of the Company's Common Stock. The final purchase price is subject to a post-closing adjustment. The transaction has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair market values at the date of the acquisition. In connection with the acquisition, the Company recorded $12,117,000 in goodwill, which amount will be amortized (and charged against earnings) for 15 years from the date of the acquisition. Included in goodwill is an amount that the Company expects to settle with Ball Corporation upon final negotiations of the purchase price adjustment.

As a result of the acquisition, the Company has experienced significant increases (in absolute terms) in revenue, selling expenses, general and administrative expenses, accounts receivable, inventory and accounts payable, in the six months ended June 30, 1996 from the corresponding period of 1995.

The Datum companies traditionally have operated on a relatively independent basis. In the fourth quarter of 1995, the Company combined the operations of its Bancomm Division and its Timing Division. Should the Company desire to integrate its operations to a greater extent in the future, certain operational changes, cost controls, systems integrations, marketing focus and the coordination of new product development may be required. There can be no assurance that the Company will be successful in completing any such efforts or that such efforts will result in increased revenues or earnings. See "Introductory Note."

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

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's total sales:

                                                                  Percentage of Total Sales
                                           -----------------------------------------------------------------------
                                                Year Ended December 31,                Three Months Ended June 30,
                                           ---------------------------------           ---------------------------
                                           1993          1994          1995               1995             1996
                                           -----         -----         -----           ----------       ----------
Net product sales and contract revenue     100.0%        100.0%        100.0%            100.0%           100.0%

Costs and expenses
   Cost of products sold and
      contract revenue  . . . . . .         59.6%         56.6%         59.5%             55.1%            60.6%
   Selling  . . . . . . . . . . . .         18.1%         16.8%         14.6%             15.0%            14.5%
   Product development  . . . . . .          7.6%          8.1%         10.5%             13.6%             9.3%
   General and administrative . . .         13.4%         12.7%         12.6%             11.8%            11.5%
   Interest expense . . . . . . . .          0.8%          0.8%          2.5%              3.1%             2.8%
   Interest income  . . . . . . . .          0.0%          0.0%          0.0%              0.0%             0.0%

Income before income taxes  . . . .          0.4%          5.0%          0.3%              1.5%             1.3%
Income tax provision  . . . . . . .          0.1%          2.0%          0.2%              0.6%             0.5%
Net income  . . . . . . . . . . . .          0.3%          3.0%          0.1%              0.9%             0.7%

Consolidated net product sales and contract revenues increased 20.1% for the quarter ended June 30, 1996, when compared to the corresponding quarter of 1995. For the six month period of 1996, the sales increase was 49.3% when compared to the same two quarters of 1995. The quarterly increase is attributable to increased sales of telecommunications products at Efratom and the Company's Austron subsidiary. The six month increase is also due to the acquisition of Efratom on March 17, 1995. Contract revenues as a component of total revenues are not significant.

Cost of products sold and contract revenues as a percentage of product sales for the quarter ended June 30, 1996, was 60.6%, compared with 55.1% for the corresponding quarter of 1995. For the six month period of 1996, cost of products sold as a percentage of sales was 60.2% when compared to 55.6% for the corresponding period of 1995. Price changes and the mix of telecommunication products sold in 1996 contributed to the increase in cost of products sold and contract revenue compared to three- and six-month periods ended June 30, 1995.

Selling expense increased by $423,000 for the quarter ended June 30, 1996 over the similar period in 1995, due to additional marketing programs in each division and commissions on increased sales volume. However, sales expense as a percentage of product sales decreased to 14.5% for the quarter ended June 30, 1996 from 15.0% for the corresponding quarter of 1995, due to a larger sales base. For the six month period ended June 30, 1996, the increase of $1,527,000 over the corresponding period of 1995 is largely attributable to the acquisition of Efratom on March 17, 1995.

Product development expense as a percentage of product sales decreased to 9.3% for the quarter ended June 30, 1996, compared with 13.6% for the corresponding quarter of 1995 due to an increased sales base and the efficiencies gained by combining Company's Bancomm and Timing divisions at the end of 1995. The six month period ended June 30, 1996, was $708,000 over the corresponding period of 1995 due mainly to the acquisition of Efratom on March 17, 1995.

General and administrative expense increased by $324,000 for the quarter ended June 30, 1996, over the corresponding period of 1995. This increase is largely due to additional charges, resulting from the Company's relocation of its headquarters, for facilities, personnel, insurance and post retirement benefits in the current quarter period. For the six month period ended June 30, 1996, the differential over the corresponding period of 1995 is due largely to the acquisition of Efratom on March 17, 1995.

Interest expense increased by $57,000 for the quarter ended June 30, 1996, to $577,000 when compared to the corresponding quarter of 1995. The borrowing level at June 30, 1996 was $21.6 million, while the corresponding borrowing level at June 30, 1995 was $19.7 million. Increased working capital needs, especially inventory, accounted for the additional borrowing at quarter end.

Net income as a percentage of net sales decreased to 0.7% in the current quarter from 0.9% in the same quarter of 1995. The mix of products sold, the added cost of selling and general and administrative, along with the additional interest expense accounted for this differential.

The common and common equivalent shares for the six months ended June 30, 1996 were affected by the shares issued to Ball Corporation for the acquisition of Efratom on March 17, 1995 and, to a lesser extent by the exercise of stock options adding to outstanding shares.

Liquidity and Capital Resources

Accounts receivable, including accounts receivable unbilled, increased at June 30, 1996 to $14,160,000 from $13,638,000 at December 31, 1995. The increase is due to larger shipments in the final month of the June 30, 1996 quarter by $1,460,000 over the final month of 1995.

Inventories decreased from $20,161,000 at December 31, 1995, to $18,958,000 at June 30, 1996 as a result of larger June shipments and an effort to reduce inventory.

Accounts payable decreased from $5,155,000 at December 31, 1995, to $4,841,000 at June 30, 1996, in part, as a result of continuing control of inventory purchases.

At June 30, 1996, the Company had working capital of $12,957,000 and a current ratio of 1.54:1. This compares to working capital of $12,310,000 and a current ratio of 1.51:1 at December 31, 1995.

Due to contractual obligations and the nature of its manufacturing processes, Efratom maintains higher levels of inventories, both on absolute and percentage bases, than the Company historically maintained. As a result, the Company anticipates that inventories as a percentage of total assets, will continue above levels experienced prior to the Efratom acquisition, which will have the effect of increasing the Company's working capital requirements.

In connection with the acquisition of Efratom in March 1995, the Company financed the cash portion of the purchase price and expenses and provided for an ongoing credit facility under a credit agreement with an aggregate credit availability of $22,000,000. The credit facility included, (i) an $11,000,000 Revolving Line of Credit bearing interest at the bank's prime rate plus 0.5%,
(ii) a $2,500,000 Term Loan bearing interest at the bank's prime rate plus 0.75% with interest and principal payable ratably over 72 months (Term Loan I),
(iii) a $2,500,000 Term Loan bearing interest at the Bank's prime rate plus 0.5% amortized over 25 years, payable in five years (Term Loan II), and (iv) a $6,000,000 Term Loan bearing interest at the bank's prime rate plus 0.75% with interest and principal payable ratably over 48 months (Term Loan III). The loans are secured by the accounts receivable, inventory, real estate and equipment of the Company. Upon repayment of Term Loan III, the interest rates on each of the Revolving Line of Credit and Term Loan I will be reduced by 0.25%. On August 31, 1995, the credit facility was amended to increase the Revolving Line of Credit from $11,000,000 to $14,000,000 and to provide for an additional Term Commitment of up to $2,000,000 through January 10, 1996, bearing interest at the bank's prime rate plus .75%, with interest payable monthly and principal payable in 36 monthly installments commencing February 1996. On March 14, 1996, the credit facility was amended to permit an over-advance on the borrowing base calculation by up to $2,000,000. As consideration for this over-advance line, the Company will pay a non-refundable fee of 0.5% on the revolving line of credit amount. Effective June 6, 1996, the credit facility was amended to extend the credit agreement to October 7, 1996, to increase the amount by which outstanding borrowings under the Line of Credit may at any time exceed the

Borrowing Base by $2,000,000 and make certain changes in the terms and conditions set forth in the credit agreement. The Company is continuing to seek alternative financing facilities. However, there can be no assurance that the Company will be successful in obtaining alternative financing on commercially acceptable terms. See "Introductory Note."

On June 30, 1996, an aggregate of approximately $21,574,000 was outstanding under the Company's bank credit arrangement. The notes payable to the bank of $11,206,000 at June 30, 1996, reflects the balance outstanding under the $14,000,000 Revolving Line of Credit. The balance reflects usage to date and includes $4,000,000 utilized as a portion of the $15,000,000 cash purchase price of Efratom. The additional usage is partially to cover the higher levels of accounts receivable and inventory.

The current portion of long term-debt reflects the banking arrangements described above which are due and payable in the current year.

                          PART II.  OTHER INFORMATION

Items 1 through 3 and Item 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)   The Annual Meeting of Stockholders was held on June 6, 1996

          (b)   (i)  Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of broker non-votes:

                                  Number of                     Number of
         Name                    Votes "For"                 Votes "Withheld"
         ----                    -----------                 ----------------
         G. Tilton Gardner        3,517,839                      234,186
         Donovan B. Hicks         3,516,469                      235,556
         Michael M. Mann          3,516,269                      235,756

               (ii) The terms of the following directors of the company
                    continued after the meeting: R. David Hoover, Edward A. Money, Thomas J. O'Rourke, Louis B. Horwitz and Dan L. McGurk.

         (c)   (i)  Set forth below are the results of the voting at the
                    meeting with respect to the proposal to amend the Company's Certificate of Incorporation to authorize 1,000,000 shares of Preferred Stock, with such designations, preferences, limitations and relative rights as the Board of Directors shall determine:

         Number of                Number of                     Number of                   Number of
         Votes "For"           Votes "Against"                "Abstentions"            Broker "Non-Votes"
         -----------           ---------------                -------------            ------------------
         2,457,243                 441,355                        15,383                     838,044

               (ii) Set forth below are the results of the voting at the
                    meeting with respect to the proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock issuable thereunder from 8,000,000 to 10,000,000:

         Number of                Number of                     Number of                   Number of
         Votes "For"           Votes "Against"                "Abstentions"            Broker "Non-Votes"
         -----------           ---------------                -------------            ------------------
         3,626,700                 101,934                        22,391                      1,000

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit No.     Description
               -----------     -----------
                 3.1           Certificate of Incorporation, as amended to date

                 10.30.4 Fourth amendment to the Credit Agreement dated June 6, 1996

                 27.2          Financial Data Schedule


         (b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Louis B. Horwitz                                    Date  August 13, 1996
- ------------------------------------------                    ---------------
Louis B. Horwitz, President





/s/ David A. Young                                      Date  August 13, 1996
- ------------------------------------------                    ---------------
David A. Young, Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                 Sequentially
                                                                                   Numbered
Exhibit No.      Description                                                        Page
- -----------      -----------                                                     ------------
  3.1            Certificate of Incorporation, as amended to date

  10.30.4        Fourth amendment to the Credit Agreement dated June 6, 1996

  27.2           Financial Data Schedule