Form 10-Q
period 1996-09-30
DATUM INC
filed 1996-11-12
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended          September 30, 1996              .

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to                    .

Commission file no. 0-6272

                                   DATUM INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 95-2512237
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.

        9975 TOLEDO WAY, IRVINE, CA                       92618-1819
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

YES  X .  NO    .
    ---      ---

      The registrant had 4,077,820 shares of common stock outstanding as of September 30, 1996.

      Total number of sequentially numbered pages contained herein are:

                                      INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements............................................     3

Item 2.   Management's Discussion and

          Analysis of Financial Condition and Results of Operations.......     8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................    11

Signatures................................................................    12

Exhibit Index.............................................................    13

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                                  September 30,     December 31,
ASSETS                                                1996             1995
                                                  -------------     ------------
Current assets
  Cash and short-term investments                  $ 1,687,000       $   587,000
  Accounts receivable                               16,488,000        13,572,000
  Accounts receivable, unbilled                        443,000            66,000
  Inventories
    Purchased parts                                  6,626,000         7,801,000
    Work-in-process                                  9,609,000         9,002,000
    Finished products                                1,568,000         3,358,000
                                                   -----------       -----------
                                                    17,803,000        20,161,000

  Prepaid expenses                                     422,000           200,000
  Deferred income taxes                              1,830,000         1,830,000
  Income tax refund receivable                         108,000           109,000
                                                   -----------       -----------
        Total current assets                        38,781,000        36,525,000

Plant and equipment
  Land                                               2,040,000         2,040,000
  Buildings                                          4,499,000         4,474,000
  Equipment                                         16,144,000        15,145,000
  Leasehold improvements                             1,399,000         1,150,000
                                                   -----------       -----------
                                                    24,082,000        22,809,000
Less accumulated depreciation and amortization       9,293,000         7,155,000
                                                   -----------       -----------
                                                    14,789,000        15,654,000
                                                   -----------       -----------
Excess of purchase price over net assets acquired   13,243,000        13,914,000
Other assets                                            55,000            44,000
                                                   -----------       -----------
                                                   $66,868,000       $66,137,000
                                                   ===========       ===========

See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                  September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1996             1995
                                                  -------------    ------------
Current liabilities
  Accounts payable                                 $ 6,186,000      $ 5,155,000
  Accrued salaries and wages                         1,973,000        2,102,000
  Accrued warranty                                   1,159,000        1,337,000
  Other accrued expenses                               976,000        1,822,000
  Customer deposits                                      --              74,000
  Income taxes payable                                 680,000          105,000
  Notes payable to bank                                  --          10,442,000
  Current portion of long-term debt                     41,000        3,178,000
                                                   -----------      -----------
        Total current liabilities                   11,015,000       24,215,000
                                                   -----------      -----------
Long-term debt                                      20,400,000        7,938,000
                                                   -----------      -----------
Postretirement benefits                                407,000          290,000
                                                   -----------      -----------
Other long-term liabilities                          1,365,000        1,388,000
                                                   -----------      -----------
Deferred income taxes                                  993,000          993,000
                                                   -----------      -----------
Stockholders' equity
  Preferred stock, par value $.25 per share
    Authorized - 1,000,000 shares in 1996
               -         0 shares in 1995
    Issued - 0 shares                                    --              --
  Common stock, par value $.25 per share
    Authorized - 10,000,000 shares in 1996
                  8,000,000 shares in 1995
    Issued - 4,077,820 shares in 1996
             4,018,968 shares in 1995                1,019,000        1,005,000
  Additional paid-in capital                        24,850,000       24,418,000
  Retained earnings
    Beginning of period                              5,982,000        5,922,000
    Net income                                         982,000           60,000
                                                   -----------      -----------
    End of period                                    6,964,000        5,982,000

  Cumulative translation adjustment                   (145,000)         (92,000)
                                                   -----------      -----------
        Total stockholders' equity                  32,688,000       31,313,000
                                                   -----------      -----------
                                                   $66,868,000      $66,137,000
                                                   ===========      ===========

See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                                       --------------------------    --------------------------
                                          1996           1995           1996           1995
                                       -----------    -----------    -----------    -----------
Net product sales and
  contract revenues                    $24,507,000    $18,607,000    $64,357,000    $45,292,000
                                       -----------    -----------    -----------    -----------
Costs and expenses
  Cost of products sold and
    contract revenues                   15,203,000     11,215,000     39,182,000     26,048,000
  Selling                                2,944,000      2,709,000      8,590,000      6,828,000
  Product development                    1,895,000      1,963,000      5,810,000      5,193,000
  General and administrative             2,843,000      2,010,000      7,463,000      5,217,000
  Interest expense                         530,000        477,000      1,662,000      1,126,000
  Interest income                           (7,000)        (4,000)       (14,000)       (10,000)
                                       -----------    -----------    -----------    -----------
                                        23,408,000     18,370,000     62,693,000     44,402,000
                                       -----------    -----------    -----------    -----------
Income before income taxes               1,099,000        237,000      1,664,000        890,000
Income tax provision                       450,000         97,000        682,000        365,000
                                       -----------    -----------    -----------    -----------
Net income                             $   649,000    $   140,000    $   982,000    $   525,000
                                       ===========    ===========    ===========    ===========
Earnings per common and
  common equivalent share              $       .15    $       .03    $       .23    $       .14
                                       ===========    ===========    ===========    ===========
Weighted average number
  of common and common
  equivalent shares outstanding          4,237,000      4,291,000      4,229,000      3,874,000
                                       ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated  Financial Statements

                          DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                     Nine Months Ended
                                                               ------------------------------
                                                               SEPTEMBER 30,    September 30,
                                                                   1996             1995
                                                               -------------    -------------
Cash flows from operating activities:
  Net income                                                    $   982,000     $    525,000
                                                                -----------     ------------
  Adjustments to reconcile income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               3,029,000        2,109,000
      Contribution of shares of common stock
        to the Company's 401(K) plan                                348,000          241,000
      Changes in assets and liabilities, net of acquisition:
        Increase in accounts receivable                          (2,917,000)        (599,000)
        (Increase) decrease in accounts receivable,
          unbilled - current portion                               (378,000)          65,000
        Decrease in income tax refund receivable                      1,000            7,000
        (Increase) decrease in inventories                        2,358,000       (4,473,000
        Increase in prepaid expenses                               (221,000)        (453,000)
        (Increase) decrease in other assets                         (11,000)          13,000
        Increase in accounts payable                              1,031,000          817,000
        Increase (decrease) in accrued expenses                  (1,121,000)         464,000
        Decrease in customer deposits                               (74,000)            --
        Increase (decrease) in income taxes payable                 575,000         (319,000)
        Increase in postretirement benefits                         117,000           57,000
        Decrease in other long-term liabilities                     (23,000)            --
                                                                -----------     ------------
      Total reconciling items                                     2,714,000       (2,071,000)
                                                                -----------     ------------
      Net cash provided by (used in) operating activities         3,696,000       (1,546,000)
                                                                -----------     ------------
Cash flows from investing activities:
  Book value of equipment disposals                                  56,000           20,000
  Capital expenditures                                           (1,554,000)      (1,779,000)
  Payment for acquisition, net of cash                                 --        (15,290,000)
  Other                                                             (48,000)         (14,000)
                                                                -----------     ------------
    Net cash used in investing activities                        (1,546,000)     (17,063,000)
                                                                -----------     ------------
Cash flows from financing activities:
  Proceeds from line of credit                                      203,000        6,724,000
  Proceeds from (reductions to) long-term debt                   (1,351,000)      11,535,000
  Exercise of stock options                                          98,000          139,000
                                                                -----------     ------------
    Net cash provided by (used in) financing activities          (1,050,000)      18,398,000
                                                                -----------     ------------
Net increase (decrease) in cash and cash equivalents              1,100,000         (211,000)
Cash and cash equivalents at beginning of period                    587,000          221,000
                                                                -----------     ------------
Cash and cash equivalents at end of period                      $ 1,687,000     $     10,000
                                                                ===========     ============

See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995



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

                                INTRODUCTORY NOTE

This Report on Form 10-Q contains certain forward-looking statements, including statements related to potential rescheduling, or elimination of orders for the Company's products, and the necessary elements for the successful management of growth. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

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

As a result of the acquisition, the Company has experienced significant increases (in absolute terms) in revenue, selling expenses, general and administrative expenses, accounts receivable, inventory and accounts payable, in the nine months ended September 30, 1996 from the corresponding period of 1995.

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

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's total sales:

                                                                     Percentage of Total Sales
                                                                     -------------------------
                                                     Year Ended December 31,        Three Months Ended September 30,
                                                     -----------------------        --------------------------------
                                                 1993          1994          1995          1995          1996
                                                 ----          ----          ----          ----          ----
Net product sales and contract revenue          100.0%        100.0%        100.0%        100.0%        100.0%
Costs and expenses
   Cost of products sold and
       contract revenue ..............           59.6%         56.6%         59.5%         60.3%         62.0%
   Selling ...........................           18.1%         16.8%         14.6%         14.6%         12.0%
   Product development ...............            7.6%          8.1%         10.5%         10.5%          7.7%
   General and administrative ........           13.4%         12.7%         12.6%         10.8%         11.6%
   Interest expense ..................            0.8%          0.8%          2.5%          2.6%          2.2%
   Interest income ...................            0.0%          0.0%          0.0%          0.0%          0.0%

Income before income taxes ...........            0.4%          5.0%          0.3%          1.3%          4.5%
Income tax provision .................            0.1%          2.0%          0.2%          0.5%          1.8%
Net income ...........................            0.3%          3.0%          0.1%          0.8%          2.7%

Consolidated net product sales and contract revenues increased 31.7% for the quarter ended September 30, 1996, when compared to the corresponding quarter of 1995. For the nine month period of 1996, the sales increase was 42.1% when compared to the same three quarters of 1995. The quarterly increase is attributable to increased sales at all locations with the telecommunications products at the Company's Austron and Efratom subsidiaries being the largest portion of the increase. The nine month increase is also partially due to the acquisition of Efratom on March 17, 1995. Contract revenues as a component of total revenues are not significant.

Cost of products sold and contract revenues as a percentage of product sales for the quarter ended September 30, 1996, was 62.0%, compared with 60.3% for the corresponding quarter of 1995. For the nine month period of 1996, cost of products sold as a percentage of sales was 60.9% compared with 57.5% for the corresponding period of 1995. Price changes and the mix of telecommunication products sold in 1996 contributed to the increase in cost of products sold and contract revenue compared to the three- and nine-month periods ended September 30, 1995.

Selling expense increased by $235,000 for the quarter ended September 30, 1996 over the similar period in 1995, due mainly to additional commissions on increased sales volume. However, sales expense as a percentage of product sales decreased to 12.0% for the quarter ended September 30, 1996 from 14.6% for the corresponding quarter of 1995, due to a larger sales base. For the nine month period ended September 30, 1996, the increase in selling expense of $1,762,000 over the corresponding period of 1995 is largely attributable to the acquisition of Efratom on March 17, 1995.

Product development expense as a percentage of product sales decreased to 7.7% for the quarter ended September 30, 1996, compared with 10.5% for the corresponding quarter of 1995 due to an increased sales base and the efficiencies gained by combining Company's Bancomm and Timing divisions at the end of 1995. The nine month period ended September 30, 1996, was $617,000 over the corresponding period of 1995 due mainly to the acquisition of Efratom on March 17, 1995.

General and administrative expense increased by $833,000 for the quarter ended September 30, 1996, over the corresponding period of 1995. This increase is largely due to additional charges, resulting from the Company's acquisition of Efratom, personnel, insurance, consulting, and post retirement benefits in the current quarter period.

For the nine month period ended September 30, 1996, the differential over the corresponding period of 1995 is due largely to the acquisition of Efratom on March 17, 1995.

Interest expense increased by $53,000 for the quarter ended September 30, 1996, to $530,000 when compared to the corresponding quarter of 1995. The borrowing level at September 30, 1996 was $20.4 million, while the corresponding borrowing level at September 30, 1995 was $21.3 million.

Net income as a percentage of net sales increased to 2.7% in the current quarter from 0.8% in the same quarter of 1995. The additional volume and control of expenses accounted for the differential.

The common and common equivalent shares for the nine months ended September 30, 1996 were affected by the shares issued to Ball Corporation for the acquisition of Efratom on March 17, 1995 and, to a lesser extent by the exercise of stock options adding to outstanding shares.

Liquidity and Capital Resources

Accounts receivable, including accounts receivable unbilled, increased at September 30, 1996 to $16,931,000 from $13,638,000 at December 31, 1995. The increase is due to larger shipments in the September 30, 1996 quarter over the December quarter of 1995.

Inventories decreased from $20,161,000 at December 31, 1995, to $17,803,000 at September 30, 1996 as a result of larger September shipments and an effort to reduce inventory.

Accounts payable increased from $5,155,000 at December 31, 1995, to $6,186,000 at September 30, 1996, in part, as a result of preparation for larger sales volume.

At September 30, 1996, the Company had working capital of $27,766,000 and a current ratio of 3.52:1. This compares to working capital of $12,310,000 and a current ratio of 1.51:1 at December 31, 1995.

On September 27, 1996, Datum completed the restructuring of its debt and added a new partner, the Prudential Insurance Company of America, to its current relationship of over twenty years with Wells Fargo Bank.

The agreements provide for an aggregate credit availability of $30,000,000. The Prudential portion of the credit facility is $18,000,000 and includes the following: (i) $6,000,000 of Series A senior secured promissory notes to mature September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $1,500,000 on March 27 and September 27 of each year, commencing March 27, 1999, and (ii) $12,000,000 of Series B senior secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $2,000,000 on March 27 and September 27 of each year, commencing March 27, 2001. In addition, Datum issued to Prudential common stock purchase warrants for the purchase of 175,000 shares of common stock at a purchase price per share of $11.50.

Under the Wells Fargo Bank agreement effective September 27, 1996, the Company was extended a two-year revolving line of credit not to exceed the principal amount of $12,000,000 bearing interest at the Bank's prime rate or at LIBOR plus 2.75%.

Under both agreements, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred.

The Company believes that its existing cash balances, funds expected to be generated from operations and borrowings under its loan agreements with Prudential and Wells Fargo, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. However, the Company may require, or may otherwise seek, additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity and/or debit financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company.

                           PART II. OTHER INFORMATION

Item 1 and Items 3 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 2. Changes in Securities

          (c) On September 27, 1996, the Company issued Notes to The Prudential Insurance Company of America ("Prudential"). The Notes require the Company to pay interest at a rate of 9.07% on Series A Notes and 10.25% on Series B Notes and require the Company to repay the principal of the Notes on or before September 27, 2000 on Series A Notes and September 27, 2003 on Series B Notes. As part of the same transaction, the Company also issued warrants to purchase Common Stock of the Company, exercisable at $11.50 per share. As consideration for the issuance of the Notes and warrants, the Company received $17.50 from Prudential. The foregoing transaction was completed without registration under the Securities Act of 1933 in reliance upon Section 4(2) of said Act for transactions not involving a public offering, among others, on the basis that such transaction did not involve any public offering and the purchasers were sophisticated and had access to the kind of information registration would provide. Broker commissions, in the form of a finders fee, in the amount of $180,000 were paid in connection with the foregoing transaction.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit No.     Description
               -----------     -----------
                  10.21.1      First Amendment to Consulting Agreement, dated as
                               of March 1, 1996, between Louis B. Horwitz and
                               the Registrant.

                  10.30.5 Amended and Restated Credit Agreement, dated as of September 27, 1996, by and between the Registrant and Wells Fargo Bank, National
                               Association.

                  10.36        Note and Warrant Purchase Agreement, dated as of
                               September 27, 1996, by and between The Prudential
                               Insurance Company of America and the Registrant.

                  10.37        Common Stock Purchase Warrant, dated September
                               27, 1996.

                  10.38 Series A Note, dated September 27, 1996, in favor of The Prudential Insurance Company of America.

                  10.39 Series B Note, dated September 27, 1996, in favor of The Prudential Insurance Company of America.

                  27.3         Financial Data Schedule

          (b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Louis B. Horwitz                              Date   November 12, 1996
---------------------------------------------          -------------------------
    Louis B. Horwitz, President




/s/ David A. Young                                Date   November 12, 1996
---------------------------------------------          -------------------------
    David A. Young, Chief Financial Officer

                                  EXHIBIT INDEX


                                                                                       Sequentially
                                                                                         Numbered
Exhibit No.     Description                                                                Page
-----------     -----------                                                                ----
  10.21.1       First Amendment to Consulting Agreement, dated as of March 1,
                1996, between Louis B. Horwitz and the Registrant.

  10.30.5       Amended and Restated Credit Agreement, dated as of September 27,
                1996, by and between the Registrant and Wells Fargo Bank, National Association.

  10.36         Note and Warrant Purchase Agreement, dated as of September 27,
                1996, by and between The Prudential Insurance Company of America and the Registrant.

  10.37         Common Stock Purchase Warrant, dated September 27, 1996.

  10.38         Series A Note, dated September 27, 1996, in favor of The
                Prudential Insurance Company of America.

  10.39         Series B Note, dated September 27, 1996, in favor of The
                Prudential Insurance Company of America.

  27.3          Financial Data Schedule