Form 10-K405
period 1996-12-31
DATUM INC
filed 1997-03-05
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   _____       _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of February 26,1997, was approximately $87,156,447.

The number of outstanding shares of the Registrant's Common Stock as of February 26, 1997 was 4,125,749.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 1997 (to be filed with the Commission within 120 days of December 31, 1996): Part III, Items 10-13.

                               Page 1 of ___ Pages
     Exhibit Index is Located on Sequential Numbered Page __ of this Report.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding: the Company's ability to design, develop, manufacture and market products; the ability of the Company's products to maintain commercial acceptance; the Company's ability to achieve new product commercialization; the anticipated growth of its target markets; its ability to maintain profitability; and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition or Results of Operations" and "Business". All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

Item 1. BUSINESS.

GENERAL

      Datum designs, manufactures and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks and in numerous other applications. Utilizing its more than 28 years of experience with time and frequency standards, Datum supplies products that can provide accurate time to within a fraction of one second over 100,000 years. Datum serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular and Personal Communications Services ("PCS") networks. The Company's Efratom subsidiary invented the rubidium oscillator in 1971 and believes it currently supplies more than 80% of the high-precision, rubidium atomic clocks used in cellular and PCS network base stations in the United States. Datum is a major supplier of extremely precise cesium standards and Global Positioning System ("GPS") receivers that generate or capture time and frequency information for use in wireline telecommunications infrastructures.

      In addition to providing time and frequency products for telecommunications applications, Datum is a growing supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. Datum also manufactures time and frequency devices for satellites, including GPS satellites which utilize the Company's cesium clocks to provide highly accurate timing and navigation information throughout the world. Finally, the Company provides time and frequency products and systems for a wide range of scientific geographic mapping and electric utility operations.

MARKETS

   Telecommunications

      The telecommunications system is comprised of numerous interconnected networks employing many different transmission technologies. The traditional wireline network is itself a series of networks connected through numerous switches that allow voice, data and video traffic to be transmitted to their ultimate destinations. Wireless networks, including cellular and PCS, are also connected to components of the wireline network through switches. In order for the overall telecommunications system, and the various components within that system, to operate efficiently, it is critical that each network be synchronized and operate within extremely narrow frequency tolerances. Accurate and precise time and frequency devices are necessary at all levels of the telecommunications system to ensure proper frequency control and to minimize signal degradation.

      Wireless -- Cellular. Cellular telecommunications networks consist of numerous cells located throughout a service area, each with its own base station connected by wire or microwave radio to the wireline network through a network switch. Originally, cellular networks used analog technology and frequency division multiple access ("FDMA") to fit more channels into existing frequency bands. This requires accurate frequency control at the base station level, which is accomplished through the use of quartz or higher precision rubidium oscillators. In order to improve transmission quality, increase network capacity and expand network coverage, many network operators are converting older networks from analog to digital technology and expanding their digital wireless networks. Currently, the three leading digital technologies are Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA") and Global System for Mobile Communications ("GSM"). In each of these transmission protocols, calls are segmented, transmitted over a wider spectrum of bandwidth than otherwise available under FDMA and reassembled by the applicable receiver within the network. As a result of the segmentation/reassembling process, signal degradation from improper synchronization is more likely to result in dropped calls and loss of data than would occur in analog networks. Dropped calls and data losses, in turn, require retransmission, thus decreasing network efficiency and capacity. In order to minimize the problems resultant from improper synchronization, many cellular operators utilize highly precise timing equipment located at each base station and its associated network switch.

      Wireless -- PCS. PCS was developed, in part, to provide an improved quality of wireless service and accommodate the increasing volume of transmissions utilizing wireless networks. PCS systems operate in a manner similar to cellular networks, but at a much higher frequency. As a result, PCS networks require a greater number of lower powered "microcells," located more closely together. As in cellular networks, time and frequency devices are necessary to synchronize the flow of voice and data transmissions. The base station in each PCS microcell and each PCS network switch connected to the wireline network require one or more stable, reliable timing devices to ensure accurate synchronization.

      Wireline. The wireline sector of the telecommunications market has experienced increased need for high-accuracy timing and frequency equipment primarily as a result of the upgrading of existing networks from analog to digital and the installation of new wireline networks. The wireline sector currently consists of numerous networks and lines, which are connected by switches that provide a transferring mechanism to route transmissions to their ultimate destinations. In order to transfer voice, data or video traffic from one line or network to another, both lines or segments of the network must operate at the same frequency within a very narrow tolerance. Increased demand for higher capacity, higher speed and more accurate information flow has required the transition of wireline networks from analog to digital systems. Imperfect synchronization in an analog system may result merely in static or delayed communication. The failure to synchronize the components in digital networks, however, may result in the loss of information, requiring re-transmission and thus decreasing network efficiency, and increasing the costs to the network operator. As a result, digital systems have a greater need for accurate synchronization which is accomplished through the use of precise timing devices located throughout the networks.

      The wireline sector of the telecommunications market is also growing as operators expand their networks in order to meet the growing demand for telecommunications services. In developing countries, new wireline networks are being installed to provide basic telephony service. In developed countries, increased demand for new services and government deregulation has encouraged the development of expanded networks, particularly in the local exchange and long distance markets. The expansion of wireline networks has led to an increased need for timing devices to synchronize the flow of information and maximize the efficiency of the networks.

   Enterprise Computing

      Enterprise computing networks utilize interconnected computers, workstations, peripheral devices and application software to provide the transaction processing and control infrastructure for national and international organizations. Accurate timing of operations throughout a network is essential to ensure the integrity of the data flowing through the network. When information is retrieved from multiple locations and forwarded to a central point for analysis, accurate interpretation of the data may depend on the ability to properly time sequence both the generation and receipt of the data.

      In order to satisfy these timing requirements, enterprise network operators utilize timing and frequency devices to ensure network synchronization. Traditionally, this function has been accomplished using remote public access time servers as the source of "standard time" and general purpose computers to acquire and distribute time to the network. This approach, however, relinquishes control of network timing to remote time servers and local operators. As a result, inadvertent manipulation of local time servers or their undetected malfunctioning may result in data distortion or loss with adverse consequences. To reduce these risks, many enterprise computing networks now utilize GPS receivers at local computers throughout the network. As each computer in the network operates under Universal Coordinated Time ("UTC"), as received from the GPS satellites, the entire network operates on the same timing.

   Satellites

      The satellite market has experienced recent growth as a result of the increased use of satellites for commercial purposes. Satellites launched for a variety of objectives, including communications, navigation, weather forecasting and astronomy must be able to efficiently transmit data to earth-based receivers, thus requiring precise frequency control at the satellite. GPS satellites are designed to transmit extremely precise timing information and use cesium standards or rubidium oscillators. Other commercial satellite programs that require less precise timing and frequency equipment utilize quartz oscillators due to their lower weight and power consumption.

   Test and Measurement

      The test and measurement market represents a broad range of applications of cesium standards, rubidium oscillators, quartz oscillators and GPS receivers. Precise timing equipment is used to ensure the synchronization of multiple data recorders in large field testing applications. Timing equipment also allows for the determination of where an event occurred by comparing the precise times at which the event was recorded at multiple sites. For example, electric utility companies use precision timing devices to locate underground line breaks, thus minimizing costly line inspection.

TIME AND FREQUENCY TECHNOLOGY

      Three sources of timing and frequency information are generally used in telecommunications and commercial applications: cesium standards, rubidium oscillators and quartz oscillators. In addition, GPS receivers capture and process timing information generated by satellite-based cesium and rubidium timing devices.

      The most stable and accurate timing devices in widespread use are based on the resonance of cesium atoms. Cesium standards operate by energizing a reserve of cesium atoms with microwave energy at a precise frequency. At this frequency, due to the atomic structure of cesium, some of the cesium atoms experience a change in energy state. These "excited" atoms are directed to a collector through the use of focusing magnets, resulting in an increased atomic flow. Since the flow of atoms does not increase unless the cesium atoms are excited at exactly the correct frequency, the detection of the increased atomic flow by the collector indicates that the desired frequency has been obtained. The highly stable frequency is then captured by the standard's electronics package and generated as a series of user outputs. Cesium clocks are used as international primary reference standards and are stable to within a fraction of one second over 100,000 years.

      Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator's electronics package generates this specific frequency and the light detection devise ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronic package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, somewhat less stable than cesium over long durations, but generally at lower cost and in smaller packages.

      Quartz oscillators utilize the unique physical properties of quartz crystals. Applying a voltage potential across a properly prepared quartz crystal causes the crystal to vibrate and generate an electric signal with a relatively stable frequency. Quartz oscillators consist of specially prepared synthetic quartz crystals and associated electronics to apply the voltage and generate the frequency signal. Quartz oscillators provide a less stable frequency than rubidium oscillators, but are available at a substantially lower cost.

      Stable and accurate timing and frequency information is also obtained through the use of GPS receivers, which capture timing information from cesium standards or rubidium oscillators aboard GPS satellites. GPS receivers are typically used in systems integrated with quartz or rubidium oscillators that provide consistent timing output in the event the receiver loses the external satellite-based signal.

      The Company applies its core understanding of timing and frequency technology and its experience in delivering highly stable and accurate clocking devices to provide a wide range of timing and frequency products for telecommunications, enterprise computing and a variety of other commercial applications. The Company designs, manufactures and markets cesium standards, rubidium oscillators, quartz oscillators and GPS receivers in numerous configurations, depending on the desired application. The Company's products are the result of substantial research and development performed in the areas of atomic physics, electronics engineering and software design. The Company designs and manufactures its own physics packages, though which cesium or rubidium is energized as part of the frequency detection and control process. Datum also designs the electronics packages for its products, which are necessary to convert the signal generated by the physics package into highly stable electronic pulses.

      Datum is a leading supplier of time and frequency products for the overall telecommunications system, for satellite applications, enterprise computing networks, and for a variety of other test and measurement applications. For telecommunications markets, Datum provides rubidium and quartz oscillators that operate as stand-along frequency sources in cellular and PCS base stations and network switches or are combined with the Company's GPS receivers to provide timing information in the event of a loss of signal. In addition, Datum provides time and frequency cesium standards for network switches within wireline networks. The Company also supplies cesium standards for GPS satellites which transmit precise timing information and GPS receivers that receive and process the satellite timing transmissions throughout wireless and wireline networks.

      In addition to telecommunications applications, the Company's timing products help ensure that enterprise computing networks operate in an synchronized manner. The Company also provides quartz oscillators for a variety of satellite programs and test and measurement products used for a variety of applications, including missile guidance, geographic mapping and electric utility operations.

PRODUCTS

      Datum designs and manufacturers a broad line of time and frequency products for telecommunications systems, enterprise computing networks, satellites and a variety of other test and measurement applications. Datum's products generate highly precise timing and frequency information through the manipulation of cesium or rubidium atoms or quartz crystals, or by capturing cesium or rubidium-based signals from GPS satellite transmissions.

   Telecommunications Products

   Wireless-Cellular and PCS Products

      Cellular and PCS networks require both accurate frequency control and timing information. The Company provides a variety of products to meet these needs.

      Quartz and Rubidium Clocks -- For analog cellular and GSM applications, the Company provides highly cost-effective quartz oscillator clocking units to synchronize the transmissions of voice and data traffic at the base-station level. For customers requiring a more stable timing source, the Company provides rubidium clocks.

      GPS Disciplined Clocks -- For digital TDMA and CDMA applications, considerably more stable timing sources are required to maintain the base station's clocking integrity. To meet this need, the Company provides GPS time and frequency receivers which capture cesium or rubidium-based time signals produced by GPS satellites. GPS receivers combine the external cesium or rubidium-based timing signals with internal rubidium or quartz oscillators to provide consistent timing output in the event the receiver loses the external signal.

   Wireline Products

      Wireline telecommunications network synchronization systems involve two principal components, a primary frequency reference, to provide an accurate frequency source, and a timing signal generator, to provide control, management and distribution of the timing signals required for network operations.

      Cesium Beam Primary Reference Sources --Primary Reference Sources ("PRSs") generate the most stable frequency output in general commercial use. PRSs provide cesium-based stability at the central offices of wireline networks for distribution of timing and frequency information to other components within the networks.

      GPS Primary Reference Receivers -- Primary Reference Receivers ("PRRs") capture and process time and frequency signals from GPS satellites. Integrated rubidium or quartz oscillators back up the external frequency source to maintain timing accuracy during periods of loss of signal. Typically, a PRR would be installed in telecommunications network switches to provide a stable frequency at the network switch level, thereby allowing transmissions to be efficiently processed with minimal degradation or retransmission requirements.

      Timing Signal Generators -- Distribution of network synchronization information is achieved through timing signals embedded within the flow of network communications which are referenced to the primary frequency source, such as the Company's PRS at the central office, or to a PRR at the network switch level. In the event of the loss of the reference frequency, the Company's timing signal generators can maintain, for extended time periods, switch and network synchronization quality by using internal high-stability rubidium and quartz oscillators as "holdover" clocking sources.

      End Office Primary References -- The Company's End Office Primary References combines a PRR with a timing signal generator in a single cost-effective unit designed for use where fewer telecommunications lines require timing inputs.

   Enterprise Computing Products

      The Company's products provide accurate time-stamping of information flowing through enterprise computing networks.

      GPS Time Servers -- The Company's time servers, which are installed in enterprise computing networks, acquire UTC time from GPS satellite transmissions. Worldwide coverage of GPS provides that all server-equipped sites operate with time data that is uniform to within a few milliseconds, thereby allowing time-sensitive information input at one location to be meaningfully analyzed at any other site in the network. In a typical application of this technology, the Securities Industry Automation Corporation, which supports member firms of the New York Stock Exchange, uses the Company's time servers to accurately time-annotate stock transactions.

      Computer Time Modules -- The Company's computer time modules acquire time from external sources (such as GPS satellites) to perform a variety of timing functions within the host computer with a high degree of accuracy. The products are physically packaged as computer plug-in units and chip sets and are functionally configured to operate under program control as any other data-bus-linked component of the user's data system. The Company produces modules for IBM PC compatible computers and computers manufactured by Sun Microsystems and Digital Equipment Corporation. The Company also produces modules for VME and VXI bus architectures. The Company markets its computer modules in both fully configured forms and as board products and chipsets for use by original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Computer time modules are also marketed for use in stand-alone computers and workstations used for test and measurement applications.

   Satellite Products

      The Company provides time and frequency products for a variety of satellites used for communications, navigation, television, and military applications. These products are designed around the Company's core technology and are highly durable so as to meet the demanding requirements of space.

      Cesium Clocks -- The Company's cesium clocks are installed aboard each of the twenty-four GPS satellites now operating in space. Because these satellites have a life expectancy of approximately 7.5 years, it is necessary that additional units be designed to be available as replenishment. As a result, the Company has recently been selected as a cesium clock supplier for a series of satellites, for launch starting approximately in the year 2001.

      Quartz Clocks -- The Company also produces and markets a broad line of lightweight, highly-stable quartz clocks, particularly suited for space applications. Space qualified versions of these quartz units are aboard satellites used for inter-planetary study, missile tracking and weather monitoring and forecasting, as well as communications and other applications.

   Test and Measurement Products

      The Company's timing and frequency technology was initially developed to create instrumentation for defense and aerospace applications. This technology continues to be utilized in test and measurement products for a wide range of scientific and industrial applications, including missile guidance, precise geographic mapping and electric utility operation.

   Atomic Frequency Sources

      The Company produces and markets atomic reference frequency sources for a wide variety of commercial and scientific applications.

      Cesium Frequency Standards -- The Company has developed a broad line of cesium frequency products for numerous applications that require a constant frequency reference. Electric utilities use the Company's cesium frequency standards to set the frequency of electric power. Other uses include master timing stations for telecommunications networks, global navigation, satellite communications, missile guidance, and precise geographic mapping for off-shore oil exploration and accurate placement of off-shore oil drilling platforms. The Company also supplies spare and replacement cesium tubes for a broad segment of the industry.

      Rubidium Oscillators -- In addition to their wide-spread use in the telecommunications industry, the Company's rubidium oscillators have a number of other specific applications, such as frequency control for television networks, Doppler radar, satellite tracking and guidance and laboratory instrumentation. The Company's rubidium oscillator line includes military qualified models designed for high stability and reliability in adverse environments. The Company's newer models feature lower profiles and are on standard plug-in circuit cards specifically designed for ease of integration.

   GPS Time and Frequency Receivers

      The Company's GPS receivers, in addition to their use in telecommunications markets, are used in a wide variety of other applications. Electric utilities use the Company's GPS receivers to determine the exact geographical location of transmission line faults by comparing the times a which the fault is detected at various stations in the power distribution network, eliminating the need to visually search along the right-of-way. Other customers utilize the Company's GPS receivers to distribute highly accurate time to multiple sites in order to synchronize the recording of simultaneous test data, such as during missile testing or astronomical observations. In addition to fully configured GPS receivers, the Company also manufactures board level modules for OEM applications.

   Time Code Instrumentation Products

      In addition to the time and frequency standards described above, the Company manufactures and markets a line of products that process or utilize basic time and frequency information for various applications. A major portion of this product line is a family of instruments that derive time from either an internal or external frequency reference. The time is generated in the form of digital codes tailored to specific applications, usually to time-annotated data recording or transmission. To correspond with the time generating equipment described above, the Company makes devices which "read" the coded time, transmitting it to computers, displays, or other devices where the recording of accurate time is required.

   Product Research and Development

      The Company believes that its future success depends in large part on its ability to maintain its technological leadership through enhancements of existing products and development of new products that meet a wide range of customer needs. The Company focuses its research and development efforts on improving the core physics and electronics packages in its time and frequency products. Specifically, the Company is conducting research and development in three areas: developing new time and frequency technologies, improving product manufacturability, and enhancing software functionality.

      Although the Company maintains an active development program to improve its product offerings, including specific goals of smaller product size and lower unit cost, there can be no assurance such efforts will be successful, that its new products will achieve customer acceptance or that its customers products will achieve market acceptance. Failure to develop, or introduce on a timely basis, new products, or product enhancements that achieve market acceptance could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis.

      Research and development expenses totalled $7.7 million, $7.1 million and $2.5 million in 1996, 1995 and 1994, respectively.

CUSTOMERS

      A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies, Inc. ("Lucent"), accounted for approximately 36% and 30% of net sales for the years ended December 31, 1996 and 1995, respectively. Further, the Company's five largest customers accounted for approximately 53% and 46% of net sales during the same period. The Company believes that its major customers continually evaluate whether to purchase time and frequency products from alternate or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, results of operations and financial condition.

MARKETING, DISTRIBUTION AND INTERNATIONAL SALES

      The Company's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of the Company's products, particularly for its larger telecommunications timing systems are lengthy, and can range up to 36 months. Sales are typically made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. The majority of the Company's sales occur through independent sales representatives and distributors that target the specific markets which they serve. Corporate personnel in the United States and Germany provide additional direct sales and marketing support for larger accounts.

      Export sales of the Company's products were approximately 22%, 19% and 24% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's total sales for the foreseeable future. As a result, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; health and safety requirements; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; restrictions against the repatriation of earnings; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company's foreign sales are generally invoiced in U.S. dollars and, accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. There can be no assurance that any currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition.

COMPETITION

      Intense competition exists among manufacturers of time and frequency products, and the Company believes that competition in the Company's markets from both new and existing competitors will increase in the future. The Company competes principally in several specialized market segments against a limited number of companies, some of which are more established, enjoy higher name recognition and possess far greater financial, technological and marketing resources that the Company. The Company currently competes principally on the basis of the performance and quality of its products, including reliability, as well as on cost and timely manufacture and delivery. While the Company believes that overall it competes favorably with respect to the foregoing elements, there can be no assurance that it will continue to be able to do so.

      In the cellular and PCS markets, the Company competes primarily with Hewlett-Packard Company ("Hewlett-Packard"), and various other quartz oscillator manufacturers. Hewlett-Packard has recently introduced products with performance characteristics between quartz and rubidium oscillators with prices similar to the Company's rubidium oscillators. In the wireline market, the Company competes primarily with Symmetricom, Inc., Hewlett Packard and Oscilloquartz SA. In the enterprise computing market, the Company competes primarily with Tech-Sym Corp., Odetics, Inc. and True-Time, Inc. In the cesium standards market, the Company competes primarily with Hewlett-Packard and Frequency Electronics, Inc. In the rubidium oscillators market, the Company competes primarily with Frequency Electronics, Inc. In addition, certain companies, such as EG&G, Inc. that currently manufacture products exclusively for use in military applications, could enter commercial markets, and compete directly with the Company. There can be no assurance that the Company will be able to complete successfully in the future against existing or new competitors, that new technologies will not reduce the demand for its products or that it will be able to adapt successfully to changes in the markets served by its products. In addition, there can be no assurance that competitive pressures will not cause the Company to reduce prices, which would negatively affect gross margins and could have a material adverse effect on the Company's results of operations and financial condition.

BACKLOG

      The Company's backlog of orders was approximately $38.8 million on December 31, 1996, compared to approximately $33.5 million a year earlier. The Company considers as backlog all orders that are expected to be shipped to customers (other than Lucent) within a 12-month period and scheduled shipments to Lucent within a 90-day period. As part of the Company's close working relationships with its major OEM customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their time and frequency product requirements and to inventory products at the Company's facilities for just-in-time delivery to the OEM customers. Therefore, although contracts with such customers typically specify aggregate volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only days or a few weeks prior to the required delivery date to the OEM customer. As a result of possible changes in product delivery schedules, cancellations of orders and potential delays in product shipments and orders received for products shipped in the same quarter, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period.

GOVERNMENT CONTRACTS

      The Company believes that approximately 15% of its sales in 1996 were made either directly to United States government agencies or indirectly to U.S. government agencies through subcontracts as compared to approximately 22% in 1995 and 32% in 1994 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the U.S. government.

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

MANUFACTURING

      The Company manufactures its products at its plants in Irvine and San Jose, California, Austin, Texas, Beverly, Massachusetts, and Hofolding, Germany. The Company's Irvine, Austin and Beverly facilities have received ISO 9001 certification, and the Company is in the process of seeking such certification for its San Jose facility. The manufacturing process involves the assembly of numerous individual components by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company also manufactures the physics packages for its cesium and rubidium oscillators. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers. In some cases, as a result of customer requirements and the long manufacturing process of certain of the Company's products, the Company maintains up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory.

      The Company currently procures various components from single-sources due to unique component designs as well as certain quality and performance requirements. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to the Company, the Company would be required to purchase comparable components from other sources. If for any reason the Company could not obtain comparable replacement components from other sources in an timely manner, the Company's business, results of operations and financial condition could be adversely affected. In addition, many of the Company's suppliers require long lead-times to deliver requested quantities of components. If the Company were unable to obtain sufficient quantities of components used in the manufacture of its time or frequency products, resulting delays or reductions in product shipments could occur and could have a material adverse effect on the Company's business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion one or more of the electronic components used in the Company's products have become unavailable, resulting in unanticipated redesign and related delays in shipments. There can be no assurance that the Company will not experience similar delays in the future, the occurrence of which could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

      The Company seeks to protect certain key technologies through U.S. and foreign patents and by maintaining such technologies as trade secrets. The Company has licenses under various other patents. While the Company believes that its patents and licenses have value, it does not regard any such patents or licenses as essential to its business or to the maintenance of its competitive position. Accordingly, the Company does not have any material patent protection on its technology. To the extent that it depends on proprietary information it primarily relies on the protections afforded to trade secrets. There can be no assurance that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on the business, operating results and financial condition.

      There can be no assurance that patent or other intellectual property infringement claims will not be asserted against the Company in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to, or be forced to, litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the outcome of the litigation.

EMPLOYEES

      The Company had 665 employees at December 31, 1996. None of the Company employees are represented by a union. The Company believes its relations with its employees are good.

      The Company's success depends upon the continued services of its key management personnel. The Company's key personnel, including technical personnel, would be difficult to replace and are not parties to employment or noncompetition agreements. The Company's growth and future success will depend in large part upon its ability to attract and retain additional highly qualified engineering, sales and marketing personnel. In certain of the Company's locations, the Company has experienced difficulty in attracting and retaining highly qualified technical personnel. The loss of technical personnel who become known and trusted by customers of the Company can have an adverse impact on the Company's relationships with such customers. Delay in adding appropriately trained personnel can lead to program delays, higher product costs, and customer dissatisfaction.

      It is anticipated that Louis B. Horwitz, the Company's President and Chief Executive Officer, and Chairman of the Company's Board of Directors, will retire in the near future. While the Company is currently conducting a search for a new President and Chief Executive Officer, there can be no assurance that the Company will be able to retain a suitable successor in a timely manner.

Item 2. PROPERTIES

      The Company's Irvine, California, manufacturing and executive office facilities occupy an aggregate of 109,000 square feet in two sites under leases, each expiring July 31, 2005. The Company also operates at a facility located in San Jose, California, consisting of an 21,800 square foot engineering and manufacturing building, under a lease expiring on February 28, 2001. The Company also operates a facility located in Hofolding, Germany, consisting of an 8,600 square foot manufacturing facility, under a lease expiring in June 1999. The Company owns its facility in Beverly, Massachusetts, comprised of a 32,000 square foot building located on approximately four acres of land. The Company also owns its facility in Austin, Texas, comprised of a 50,000 square foot building, of which 9,000 square feet are leased to an unaffiliated third party, located on approximately nine acres of land. The Company also leases a small office facility in Front Royal, Virginia, which serves as its Washington, D.C. area sales office. The Company believes that its current facilities are adequate for its present level of operations.

Item 3. LEGAL PROCEEDINGS

      In late 1996, the Company received notice from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., the Company's wireline operation, prior to the Company's acquisition of Austron in 1988. The property owner claims, among other things, that the soil at the site contains the same contaminants as were previously remediated by Austron in connection with its vacating the site in 1983. At the completion of the remediation in 1983, the site was certified as being in compliance with the then applicable environmental regulations. The Company is in the early states of evaluating the situation. The Company believes that it will incur some costs in connection with such claim and the amount of such costs cannot be determined at this time. Although there can be no assurance that the property owner's claims or any related governmental action will not have a material adverse effect on the Company's business, financial condition and results of operations, the Company does not believe it will have such effect.

      The Company is also a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

Item 4A. Executive Officers of the Registrant

The following is a list of the executive officers of the Registrant:


      Name                 Age       Positions and Offices with the Registrant
      ----                 ---       -----------------------------------------
      Louis B. Horwitz      69      President and Chairman of the Board of
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

      Heinz Badura          59      Vice President of the Company and President
                                    of its Efratom subsidiary since August
                                    1995.  From 1973 to 1995, he held a variety
                                    of positions at Efratom, most recently as
                                    Vice President.

      Paul Baia             44      Vice President of the Company since January
                                    1996 and President of its Frequency Time
                                    Systems subsidiary since January 1996.  From
                                    January 1990 to January 1996 he was General
                                    Manager of FTS.  From March 1988 to January
                                    1990 he was Director of Operations for FTS.

      Robert F. Ellis       57      Vice President of the Company since November
                                    1988.  Led the Company's Telecommunications
                                    Sales Division since May 1995.  From
                                    November 1988 to May 1995 he served as
                                    President of the Company's subsidiary,
                                    Austron, Inc.  From 1975 to November 1988,
                                    Mr. Ellis served as Senior Vice President of
                                    Austron, Inc.

      John (Jack) R. Rice   52      Vice President of the Company since April
                                    1994 and President of the Company's Austron,
                                    Inc. subsidiary since May 1995.  From April
                                    1994 to May 1995 he was General Sales
                                    Manager of the Company.  From 1987 to 1994,
                                    he served as Director of North American
                                    Sales and of OEM Sales for Emulex
                                    Corporation, a computer hardware
                                    manufacturing company.

      David C. Robinson     55      Vice President of the Company and President
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

      Raymond L. Waguespack 65      Vice President of the Company since 1989 and
                                    Secretary of the Company from October 1993
                                    to July 1994 and Vice President,
                                    International Sales since April 1996.  He
                                    has been President of the Company's Timing
                                    Division since October 1993.  From April
                                    1993 to September 1993, he served as
                                    International Sales and Marketing Manager of
                                    the Timing Division.  From September 1989 to
                                    March 1993, Mr. Waguespack served as
                                    President of TCXO Enterprises, formerly
                                    Spectrum Technology, Inc., a former
                                    subsidiary of the Company, which
                                    manufactured quartz oscillators.

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



                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's Common Stock are traded on the NASDAQ National Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of Common Stock of the Company as reported on the NASDAQ National Market for each quarter of the two most recent fiscal years:



                                                   HIGH                   LOW
                                                   ----                   ---
YEAR ENDED DECEMBER 31, 1995
1st Quarter ......................               $12-1/8                $ 8-1/2
2nd Quarter ......................                16-1/4                 10-1/4
3rd Quarter ......................                19-1/8                 10-3/8
4th Quarter ......................                12-7/8                  8-1/4

YEAR ENDED DECEMBER 31, 1996
1st Quarter ......................                11-3/8                  8-3/8
2nd Quarter ......................                15-3/4                  8-7/8
3rd Quarter ......................                12-1/8                  7-1/4
4th Quarter ......................                17-5/8                 10-3/8

      It is the policy of the Company to retain earnings to finance the future growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's existing credit arrangements restrict the Company from paying cash dividends.


At February 18, 1997, there were 416 stockholders of record.

Item 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data has been derived from the financial statements of the Company audited by Price Waterhouse LLP, independent accountants. The consolidated balance sheet at December 31, 1996 and 1995 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1996 and notes thereto appear elsewhere in this Report.


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                1996         1995(1)        1994          1993          1992
                                              ---------     ---------     ---------     ---------     ---------
                                                       (In thousands, except share and per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales ................................    $  91,854     $  67,257     $  30,897     $  24,593     $  27,340
  Costs and expenses:
    Cost of goods sold ...................       56,285        40,010        17,491        14,663        17,704
    Selling ..............................       12,182         9,836         5,206         4,461         4,561
    Product development ..................        7,667         7,087         2,494         1,877         1,819
    General and administrative (2) .......       10,127         8,460         3,934         3,294         4,218
                                              ---------     ---------     ---------     ---------     ---------
    Operating income (loss) ..............        5,593         1,864         1,772           298          (962)
                                              ---------     ---------     ---------     ---------     ---------
    Loss on discontinued operations ......                                                                1,750
    Interest expense .....................       2,255         1,667           241           209           294
    Interest income ......................           (7)          (17)          (15)           (7)           (4)
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes ........        3,345           214         1,546            96        (3,002)
Income tax provision (benefit) ...........        1,371           154           610            24          (795)
                                              ---------     ---------     ---------     ---------     ---------
Net income (loss) ........................    $   1,974     $      60     $     936     $      72     $  (2,207)
                                              =========     =========     =========     =========     =========
Net income (loss) per share ..............    $     .46     $     .02     $     .34     $     .03     $    (.89)
                                              =========     =========     =========     =========     =========
Weighted average number of
  shares outstanding .....................    4,253,019     3,954,307     2,732,812     2,558,356     2,488,829

                                                                         December 31,
                                                                         ------------
                                                1996          1995          1994          1993          1992
                                              ---------     ---------     ---------     ---------     ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital...........................    $  26,029     $  12,310     $   8,684     $   7,299     $   6,261
Total assets..............................       68,688        66,137        24,578        23,185        23,877
Long-term debt............................       17,318         7,938            50            70           307
Stockholders' equity......................       34,623        31,313        16,883        15,639        15,325

-----------------
(1) In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH. As a result of the acquisition, the Company experienced an increase in all categories of sales and expenses.
(2) Includes $1.5 million and $1.1 million for 1996 and 1995, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report. Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here.

OVERVIEW

      Datum designs, manufacturers and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks. The company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

      The Company was formed in 1959 and has grown its operations through acquisitions and internal product development. In 1983, the Company acquired its cesium standards operation and, in the process, commenced its evolution from a company primarily supplying timing equipment for military applications to a manufacturer of a broad range of time and frequency products for telecommunications and other applications. In 1986, the Company acquired the business that is now enterprise computing and in 1988, it acquired its current wireline business. In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH (collectively "Efratom"), the inventor and leading manufacturer of rubidium oscillators used in cellular and PCS networks. As a result of its acquisition of Efratom, the Company now manufactures each class of time and frequency products in wide-spread commercial use: cesium standards, rubidium oscillators, quartz oscillators and GPS timing receivers.

      The Company serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion of analog to digital systems. The Company believes it currently supplies more than 80% of the rubidium atomic clocks used in cellular and PCS network base stations. The Company also provides extremely stable cesium standards and GPS receivers that generate and capture timing and frequency products for use in wireline telecommunications networks. In addition to providing time and frequency standards for telecommunications applications, the Company is a growing supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. The Company also manufactures frequency sources for satellites, including GPS satellites that utilize the Company's cesium clocks to provide highly accurate timing and navigation information throughout the world. Finally, the Company provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations.

      A small number of customers account for a substantial portion of the Company's net sales and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent, accounted for approximately 36% and 30% of net sales for the fiscal years ended December 31, 1996 and 1995. Further, the Company's five largest customers, including Lucent, accounted for approximately 53% and 46% of net sales during the same periods. See "Business-Customers."

RESULTS OF OPERATIONS

      The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results on an annual and quarterly basis. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the time, availability and sale of new products; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the Company has experienced seasonality resulting in increased sales in its fourth quarter which the Company believes is due to increased year-end spending by its OEM customers and a higher level of sales activity in connection with year-end sales quotas. Accordingly, sales and net income for the first quarter of 1997 may reflect little or no growth from the fourth quarter of 1996. In addition, the sales cycles for many of the Company's products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. Accordingly, the timing of these transactions could cause additional variability in the Company's operating results. The Company's results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing time and frequency products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

      The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales. These percentages are derived from the Company's financial statements included elsewhere in this Report.


                                                   Percentage of Net Sales
                                                   -----------------------
                                                   Year Ended December 31,
                                                   -----------------------

                                                1996         1995         1994
                                                ----         ----         ----
Net sales ...............................       100.0%       100.0%       100.0%
                                                -----        -----        -----
Costs and expenses
    Cost of goods sold ..................        61.3%        59.5%        56.6%
  Selling ...............................        13.3%        14.6%        16.8%
  Product development ...................         8.3%        10.5%         8.1%
  General and administrative ............        11.0%        12.6%        12.7%
  Interest, net .........................         2.5%         2.5%         0.8%
                                                -----        -----        -----
Income before income taxes ..............         3.6%         0.3%         5.0%
Income tax provision ....................         1.5%         0.2%         2.0%
                                                -----        -----        -----
Net income ..............................         2.1%         0.1%         3.0%
                                                =====        =====        =====

Years Ended December 31, 1996 and December 31, 1995

      Introductory Note. Results of operations of the Company in 1995 include only 41 weeks of operations of Efratom which was acquired in March 1995. Due to the acquisition, the Company experienced significant increases (in absolute terms) in net sales, cost of goods sold, selling expense, product development expense, and general and administrative expense, in the year ended December 31, 1996 from the year ended December 31, 1995.

      Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales increased 36.6% from $67.3 million in 1995 to $91.9 million in 1996. This increase was primarily the result of the acquisition of Efratom and increased sales into each of the Company's principal markets. In particular, net sales were positively impacted as a result of increased sales of rubidium oscillators into the cellular and PCS wireless telecommunications markets. The Company's sales in the wireline network market also showed significant growth, largely due to increased international sales.

      Direct and indirect sales to the United States government decreased 6.5% from $14.8 million in 1995 to $13.9 million in 1996, constituting approximately 22% and 15% of net sales, respectively. Government-related contracts and subcontracts are subject to standard provisions for termination that the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. The Company anticipates that its risks of contract termination for convenience will decrease as it continues to concentrate its selling efforts in other sectors of the economy.

      Gross Margins. Gross margins are derived from net sales and cost of goods sold, which consist primarily of raw materials, labor, overhead and warranty costs. Gross margins were 40.5% and 38.7% in 1995 and 1996, respectively. The decrease in gross margins in 1996 was primarily the result of Lucent accounting for an increased percentage of the Company's net sales and price reductions on certain products purchased by Lucent pursuant to the terms of its supply agreement with the Company. The decrease was partially offset by increased margins on certain of the Company's other product lines. Gross margins can be adversely affected by a number of factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers orders.

      Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense as a percentage of net sales was 14.6% and 13.3% in 1995 and 1996, respectively. The decrease in selling expense as a percentage of net sales between 1995 and 1996 resulted from increased sales to Lucent and other OEM customers which involve substantially lower commission rates. Selling expense increased by 23.9% from $9.8 million in 1995 to $12.2 million in 1996, primarily as a result of increased net sales and the creation of the Company's international sales division in 1996.

      Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased 8.2% from $7.1 million in 1995 to $7.7 million in 1996, and decreased as percentage of net sales from 10.5% in 1995 to 8.3% in 1996. The dollar increase resulted from the commencement of development programs in 1996 to improve certain products through new chip designs and software development. The Company believes that these and other product development projects will result in increased expenses as a percentage of net sales in 1997. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, financial condition and results of operations.

      General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense increased by 19.7% from $8.5 million in 1995 to $10.1 million in 1996, and decreased as a percentage of the net sales from 12.6% in 1995 to 11.0% in 1996. Includes $1.5 million and $1.1 million for 1996 and 1995, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom. In addition, 1995 general and administrative expense was adversely affected by employee relocation, termination costs and moving expenses relating to the Company's 1995 consolidation of its timing and GPS receiver product lines.

      Interest, Net. Interest expense increased 35.3% from $1.7 million in 1995 to $2.2 million in 1996, primarily as a result of a full year of interest in 1996 versus a partial year of interest in 1995 associated with indebtedness incurred in connection with the acquisition of Efratom in March 1995.

Years Ended December 31, 1995 and December 31, 1994

      Introductory Note. As a result of its March 1995 acquisition of Efratom, the Company experienced significant increases (in absolute terms) in net sales, cost of goods sold, selling expense, product development expense and general and administrative expense in the year ended December 31, 1995 from the year ended December 31, 1994.

      Net Sales. Net sales increased by 118% from $30.1 million in 1994 to $67.3 million in 1995, primarily as a result of the Company's acquisition of Efratom. Not including the acquisition-related increase, net sales increased by $1.0 million. Direct and indirect sales to the United States government increased by 47.5% from $10.0 million in 1994 to $14.8 million in 1995, primarily as a result of the acquisition.

      Gross Margins. Gross margins were 43.4% and 40.5% in 1994 and 1995, respectively. Gross margins were adversely affected in 1995 as a result of inventory valuation adjustments and, to a lesser extent, by the addition of wireless telecommunications products in connection with the acquisition of Efratom.

      Selling Expense. Selling expense as a percentage of net sales was 16.8% and 14.6% in 1994 and 1995, respectively. The decrease was primarily the result of the acquisition of Efratom and the related increase in sales to large OEMs, which sales have lower commission-related expenses.

      Product Development. Product development expense as a percentage of net sales was 8.1% and 10.5% in 1994 and 1995, respectively, resulting from Efratom's higher research and development costs, as a percentage of net sales.

      General and Administrative. General and administrative expense as a percentage of net sales was 12.7% and 12.6% in 1994 and 1995, respectively. The decrease was primarily the result of net sales growing faster than general and administrative expenses.

      Interest, Net. Interest expense increased from $241 thousand in 1994 to $1.7 million in 1995, as a result of increased indebtedness incurred in connection with the acquisition of Efratom in 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt.

      Cash provided by operations was approximately $6.7 million in 1996, compared to cash used for operations of approximately $140 thousand in 1995 and cash provided by operations of approximately $372 thousand in 1994. Cash flows in 1995 were adversely affected by greater working capital needs in connection with the acquisition of Efratom. The increase in cash provided by operations in the year ended December 31, 1966 was primarily the result of increased profitability and a decrease in inventory values.

      Capital expenditures were approximately $2.7 million, $2.9 million and $766 thousand in 1996, 1995 and 1994, respectively. The increase from 1994 to 1995 was primarily the result of the Efratom acquisition.

      At December 31, 1996, the Company had working capital of $26.0 million and a current ratio of 2.9:1, compared to working capital of $12.3 million and a current ratio of 1.5:1 at December 31, 1995. The increase in working capital is primarily due to the long-term financing arrangements completed by the Company on September 27, 1996 in which the Company converted its debt to $18.0 million of long-term debt instruments provided by The Prudential Insurance Company of America ("Prudential"). This credit facility consists of: (i) $6.0 million of Series A senior secured promissory notes to mature September 27,

2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999, and (ii) $12.0 million of Series B senior secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In addition, the Company issued to Prudential common stock warrants for the purchase of 175 thousand shares of common stock at an exercise price per share of $11.50.

      Under the Company's line of credit with Wells Fargo Bank, the Company has a two-year revolving line of credit not to exceed the principal amount of $12.0 million bearing interest at the Bank's prime rate or at LIBOR plus 2.75%. The Wells Fargo credit facility and the Prudential credit facility provide the Company with the aggregate borrowing capacity of $30 million.

      Under both agreements, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred. The Company currently is in compliance with all such covenants and restrictions.

      The Company believes that its existing cash balances, funds expected to be generated from operations, borrowings under its credit facilities and the anticipated proceeds of this offering will provide the Company with sufficient funds to finance its operations for at least the next 12 months. There can be no assurance, however, that the Company will not require additional debt or equity financing during such period or thereafter. Further, there can be no assurance that additional financing, if required, will be available to the Company on acceptable terms, if at all.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held June 5, 1997 to be filed with the Commission on or before April 30, 1997. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 5, 1997 to be filed with the Commission on or before April 30, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 5, 1997 to be filed with the Commission on or before April 30, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 5, 1997 to be filed with the Commission on or before April 30, 1997.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 28th day of February, 1997.

                                   DATUM INC.

                                          By     LOUIS B. HORWITZ
                                            __________________________________
                                                 Louis B. Horwitz
                                                 President and Director

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

 /s/ LOUIS B. HOWRITZ                    President and Director                          February 28, 1997
-----------------------------            (Principal Executive Officer)
Louis B. Horwitz

 /s/ DAVID A. YOUNG                      Chief Financial Officer                         February 28, 1997
-----------------------------            (Principal Financial and Accounting Officer)
David A. Young

 /s/ G. Tilton Gardner                   Director                                        February 28, 1997
-----------------------------
G. Tilton Gardner

 /s/ Dan L. McGurk                       Director                                        February 28, 1997
-----------------------------
Dan L. McGurk

 /s/ Edward A. Money                     Director                                        February 28, 1997
-----------------------------
Edward A. Money

 /s/ Thomas J. O'Rourke                  Director                                        February 28, 1997
-----------------------------
Thomas J. O'Rourke

 /s/ Michael M. Mann                     Director                                        February 28, 1997
-----------------------------
Michael M. Mann

 /s/ R. David Hoover                     Director                                        February 28, 1997
-----------------------------
R. David Hoover

 /s/ Donovan B. Hicks                    Director                                        February 28, 1997
-----------------------------
Donovan B. Hicks

                                   DATUM INC.

               Index To Consolidated Financial Statements Covered
                      By Report of Independent Accountants

                              Item 14(a)(1) and (2)

                                                                                           Page references
                                                                                           ---------------

                                                                                                 Form
                                                                                                 10-K
                                                                                                 ----
The information under the following captions, is included herein:

      Financial Statements

      Report of independent accountants ..................................................        F-1

      Consolidated balance sheet at December 31,
        1996 and 1995 ....................................................................        F-2

      Consolidated statement of operations for each of the three years in the
        period ended December 31, 1996 ...................................................        F-3

      Consolidated statement of stockholders' equity
        for each of the three years in the period
        ended December 31, 1996 ..........................................................        F-4

      Consolidated statement of cash flows for each
        of the three years in the period
        ended December 31, 1996 ..........................................................        F-5

      Notes to consolidated financial statements .........................................        F-6


      Financial Statement Schedules

      VIII - Valuation and Qualifying Accounts ...........................................        S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Datum Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
February 17, 1997

                           DATUM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                1996            1995
                                                                              --------        --------
ASSETS
Current assets
  Cash and cash equivalents ...........................................       $  1,389        $    587
  Accounts receivable, less allowance for doubtful accounts of $107 and
     $68 ..............................................................         16,816          13,638
  Inventories .........................................................         19,270          20,161
  Prepaid expenses ....................................................            425             200
  Deferred income taxes ...............................................          2,007           1,830
  Income tax refund receivable ........................................             --             109
                                                                              --------        --------
          Total current assets ........................................         39,907          36,525
Land, buildings and equipment, net ....................................         15,255          15,654
Excess of purchase price over net assets acquired, net of accumulated
  amortization of $2,056 and $1,162 ...................................         13,020          13,914
Other assets ..........................................................            506              44
                                                                              --------        --------
                                                                              $ 68,688        $ 66,137
                                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ....................................................       $  7,542        $  5,155
  Accrued salaries and wages ..........................................          2,693           2,102
  Accrued warranty ....................................................          1,434           1,337
  Other accrued expenses ..............................................          1,119           1,896
  Income taxes payable ................................................          1,049             105
  Notes payable to bank ...............................................             --          10,442
  Current portion of long-term debt ...................................             41           3,178
                                                                              --------        --------
          Total current liabilities ...................................         13,878          24,215
                                                                              --------        --------
Long-term debt ........................................................         17,318           7,938
                                                                              --------        --------
Post-retirement benefits ..............................................            446             290
                                                                              --------        --------
Other long-term liabilities ...........................................          1,428           1,388
                                                                              --------        --------
Deferred income taxes .................................................            995             993
                                                                              --------        --------
Stockholders' equity --
  Preferred stock, par value $.25 per share
     Authorized -- 1,000,000 shares in 1996 and no shares in 1995
     Issued -- none
  Common stock par value $.25 per share
     Authorized -- 10,000,000 shares in 1996 and 8,000,000 shares in
     1995
     Issued-- 4,091,291 shares in 1996 and 4,018,968 shares in 1995  ..          1,023           1,005
     Additional paid-in capital .......................................         25,845          24,418
     Retained earnings ................................................          7,956           5,982
     Cumulative translation adjustment ................................           (201)            (92)
                                                                              --------        --------
          Total stockholders' equity ..................................         34,623          31,313
Commitments (Notes C and I)
                                                                              --------        --------
                                                                              $ 68,688        $ 66,137
                                                                              ========        ========


                 See Notes To Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                        1996               1995               1994
Net sales ....................................       $    91,854        $    67,257        $    30,897
                                                     -----------        -----------        -----------
Costs and expenses
  Cost of goods sold .........................            56,285             40,010             17,491
  Selling ....................................            12,182              9,836              5,206
  Product development ........................             7,667              7,087              2,494
  General and administrative .................            10,127              8,460              3,934
  Interest expense ...........................             2,255              1,667                241
  Interest (income) ..........................                (7)               (17)               (15)
                                                     -----------        -----------        -----------
                                                          88,509             67,043             29,351
                                                     -----------        -----------        -----------
Income before income taxes ...................             3,345                214              1,546
Income tax provision .........................             1,371                154                610
                                                     -----------        -----------        -----------
Net income ...................................       $     1,974        $        60        $       936
                                                     ===========        ===========        ===========
Net income per share .........................       $       .46        $       .02        $       .34
                                                     ===========        ===========        ===========
Weighted average number of shares outstanding          4,253,019          3,954,307          2,732,812
                                                     ===========        ===========        ===========


                 See Notes To Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON STOCK                ADDITIONAL                          CUMULATIVE
                                               -----------------------------         PAID-IN          RETAINED         TRANSLATION
                                                 SHARES             AMOUNT           CAPITAL           EARNINGS         ADJUSTMENT
                                               ----------        -----------       -----------       -----------       -----------
Balances at December 31, 1993 ............      2,596,659        $       649       $    10,004       $     4,986                --
  Issuance of common stock under 401(k)
     plan ................................         32,740                  8               165
  Exercise of stock options ..............         38,825                 10               125
  Net income .............................                                                                   936
                                               ----------        -----------       -----------       -----------       -----------
Balances at December 31, 1994 ............      2,668,224                667            10,294             5,922                --
  Issuance of common stock under 401(k)
     plan ................................         30,328                  8               347
  Exercise of stock options ..............         42,638                 11               360
  Acquisition of Efratom .................      1,277,778                319            13,417
  Cumulative translation adjustment ......                                                                             $       (92)
  Net income .............................                                                                    60
                                               ----------        -----------       -----------       -----------       -----------
Balances at December 31, 1995 ............      4,018,968              1,005            24,418             5,982               (92)
  Issuance of common stock under 401(k)
     plan ................................         44,610                 11               453
  Exercise of stock options ..............         27,713                  7               189
  Issuance of common stock warrants ......                                                 785
  Cumulative translation adjustment ......                                                                                    (109)
  Net income .............................                                                                 1,974
                                               ----------        -----------       -----------       -----------       -----------
Balances at December 31, 1996 ............      4,091,291        $     1,023       $    25,845       $     7,956       $      (201)
                                               ==========        ===========       ===========       ===========       ===========


                 See Notes To Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                       1996            1995            1994
                                                                     --------        --------        --------
Cash flows from operating activities:
  Net income .................................................       $  1,974        $     60        $    936
                                                                     --------        --------        --------
  Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
       Depreciation and amortization .........................          3,040           2,393             691
       Amortization of goodwill ..............................            894             616              79
       Contribution of shares of common stock to the Company's
          401(k) plan ........................................            464             355             173
  Changes in assets and liabilities, net of acquisition:
     Increase in accounts receivable .........................         (3,178)         (1,486)         (1,280)
     (Increase) decrease in inventories ......................            891          (5,678)           (342)
     Increase in prepaid expenses ............................           (225)           (422)           (305)
     Decrease in income tax refund receivable ................            109             107              56
     (Increase) decrease in deferred income taxes ............           (175)         (1,111)             59
     (Increase) decrease in other assets .....................           (491)             12              15
     Increase (decrease) in accounts payable .................          2,387           2,361             (49)
     Increase (decrease) in accrued expenses .................            (89)          2,222             263
     Increase in income taxes payable ........................            944             105              --
     Increase in other long-term liabilities .................             40             188              --
     Increase in post-retirement benefits ....................            156             138              76
                                                                     --------        --------        --------
  Total reconciling items ....................................          4,767            (200)           (564)
                                                                     --------        --------        --------
  Net cash provided by (used for) operating activities .......          6,741            (140)            372
                                                                     --------        --------        --------
Cash flows from investing activities:
  Book value of equipment disposals ..........................             98              20              18
  Capital expenditures .......................................         (2,685)         (2,937)           (766)
  Payment for acquisition, net of cash acquired ..............             --         (15,246)             --
  Other ......................................................            (99)           (190)             --
                                                                     --------        --------        --------
  Net cash used in investing activities ......................         (2,686)        (18,353)           (748)
                                                                     --------        --------        --------
Cash flows from financing activities:
  Proceeds from (reductions of) line of credit ...............        (10,442)          7,442              75
  Proceeds from long-term debt and notes payable .............         17,736          12,596              --
  Repayment of long-term debt and notes payable ..............        (11,528)         (1,550)           (264)
  Exercise of stock options ..................................            196             371             135
  Proceeds from issuance of common stock warrants ............            785              --              --
                                                                     --------        --------        --------
  Net cash provided by (used for) financing activities .......         (3,253)         18,859             (54)
                                                                     --------        --------        --------
Net increase (decrease) in cash and cash equivalents .........            802             366            (430)
Cash and cash equivalents at beginning of year ...............            587             221             651
                                                                     --------        --------        --------
Cash and cash equivalents at end of year .....................       $  1,389        $    587        $    221
                                                                     ========        ========        ========


                 See Notes To Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A -- DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of the Company: Datum designs, manufactures and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and accounts have been eliminated.

         Revenue Recognition: Revenues are recorded when products are shipped.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

         Inventory Valuation: Inventories are stated at the lower of cost or market; cost is determined on a first-in, first-out basis.

Inventories comprise the following:

                                                  DECEMBER 31,
                                             --------------------
                                               1996         1995
                                             -------      -------
Purchased parts.....................         $ 7,074      $ 7,801
Work-in-process.....................           9,096        9,002
Finished products...................           3,100        3,358
                                             -------      -------
                                             $19,270      $20,161
                                             =======      =======

         Land, Buildings and Equipment: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following:

                                            DECEMBER 31,
                                        ---------------------        DEPRECIABLE
                                         1996           1995             LIFE
                                        -------       -------        --------------
Land ...............................    $ 2,040       $ 2,040
Buildings ..........................      4,494         4,474        20 to 40 years
Equipment ..........................     15,685        15,145        3 to 10 years
Leasehold improvements .............        930         1,150        5 to 20 years
                                        -------       -------
                                         23,149        22,809
Less accumulated depreciation and
  amortization .....................      7,894         7,155
                                        -------       -------
                                        $15,255       $15,654
                                        =======       =======

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

         Consolidated Statement of Cash Flows: For purposes of the consolidated statement of cash flows, cash equivalents include highly liquid investments, with an original maturity of less than three months. Cash paid for interest totaled $2,109, $1,508 and $232 in 1996, 1995 and 1994, respectively. Cash paid for income taxes totalled $580, $909 and $730 in 1996, 1995 and 1994, respectively. In connection with the acquisition of Efratom, the Company issued 1,277,778 shares of common stock valued at $13,736.

         Stock Options and Awards: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Bulletin No. 25. See the disclosures in accordance with Financial Accounting Standard No. 123 (FAS 123) in Note F.

         Net Income Per Share: Net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include those issuable on the exercise of dilutive stock options and common stock warrants (after reduction for common shares assumed to have been purchased with the proceeds). Net income per share is the same on a fully diluted basis for all years presented.

         Disclosures About Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

         Long-Lived Assets: In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and the effect of adoption in 1996 was not material.

         Foreign Currency Translation: The Company follows principles of Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", (FAS 52) in accounting for foreign operations. The financial statements of the Company's German subsidiary, whose functional currency is the German mark, have been translated into U.S. dollars.

         Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the 1996 presentation.

NOTE B -- ACQUISITION

         On March 16, 1995 the stockholders of the Company approved the purchase of all the outstanding capital stock of Efratom Time and Frequency Products, Inc., a Colorado corporation, and Ball Efratom Elektronik GmbH, a corporation organized under the laws of the Republic of Germany (collectively, Efratom). The purchase price consisted of $15,000 cash and 1,277,778 shares of Datum common stock. The final purchase price was subject to a post-closing adjustment of $1,270 based on a comparison of the working capital and fixed assets of Efratom as of August 7, 1994 and as of March 17, 1995. The post closing adjustment was included in goodwill and other long-term liabilities. The acquisition, which has been accounted for as a purchase, closed March 17, 1995.

         The unaudited pro forma combined condensed balance sheet of the Company and Efratom as of December 31, 1994, presuming the acquisition had taken place on that date, after giving effect to certain pro forma adjustments is as follows:

             ASSETS
             Current assets ........................       $28,545
             Land, buildings and equipment, net ....        15,446
             Goodwill ..............................        12,090
                                                           -------
                                                           $56,081
                                                           =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities ...................       $13,587
             Long-term debt and other liabilities ..        14,328
             Stockholders' equity ..................        28,166
                                                           -------
                                                           $56,081
                                                           =======

        The unaudited pro forma combined results of operations of the Company and Efratom for the years ended December 31, 1995 and 1994, presuming the acquisition had taken place on January 1, 1994, after giving effect to certain pro forma adjustments are as follows:


                                                        Year Ended
                                                        December 31,
                                                    --------------------

                                                     1995         1994
                                                    -------      -------
Revenues.................................           $76,552      $66,139
                                                    =======      =======
Net income...............................           $   442      $ 2,141
                                                    =======      =======
Net income per share.....................           $  0.11      $  0.53
                                                    =======      =======


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

NOTE C -- LONG-TERM DEBT

         Long-term obligations outstanding are as follows:

                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                           1996              1995
                                                                                         --------           --------
$12,000 Revolving Line of Credit, expires November 1, 1998, with interest payable at prime or at LIBOR plus 2.75%, (8.25% at
  December 31, 1996), secured by all assets ...................................          $     21
$6,000 Series A Secured Notes (net of discount of $250),
  principal due semi-annually beginning March 27, 1999, to
  September 27, 2000, with interest payable quarterly at 9.07%,
  secured by all assets .......................................................             5,750
$12,000 Series B Secured Notes (net of discount of $500),
  principal due semi-annually beginning March 27, 2001, to
  September 27, 2003, with interest payable quarterly at 10.25%,
  secured by all assets .......................................................            11,500
$14,000 Revolving Line of Credit, expires June 6, 1996, with interest payable at prime plus .5% (9.0% at December 31, 1995),
  secured by accounts receivable and inventory ................................                             $ 10,442
Term Loan I, principal due in monthly installments of $35
  beginning April 17,
  1995, to March 17, 2001, with interest
  payable at prime plus .75% (9.25% at December 31, 1995),
  secured by equipment ........................................................                                2,187
Term Loan II, principal due in monthly installments of $8
  beginning April 17, 1995, to March 17, 2000, with interest payable in monthly installments at prime plus .5% (9.0% at
  December 31, 1995), secured by real estate ..................................                                2,425
Term Loan III, principal due in monthly installments of $125 beginning April 17, 1995, to March 17, 1999, with interest payable at prime plus .75% (9.25% at December 31, 1995),
  unsecured ...................................................................                                4,875
Term Commitment up to $2,000, principal due in monthly
  installments of $42 beginning February 10, 1996, to January 10, 1999, with interest payable monthly commencing September 10, 1995, at a rate of prime
  plus .75% (9.25% at December 31, 1995), secured by equipment ................                                1,500
Capital equipment leases for various machinery and equipment with
  interest at 6.25% to 14.26% maturing at various dates .......................                88                129
                                                                                         --------           --------
Total debt ....................................................................            17,359             21,558
  Less line of credit .........................................................                --            (10,442)
  Less current portion ........................................................               (41)            (3,178)
                                                                                         --------           --------
Long-term debt, less current portion ..........................................          $ 17,318           $  7,938
                                                                                         ========           ========

        Aggregate maturities of long-term debt before debt discount at December 31, 1996 are as follows:

1997 ..............................................                      $    41
1998 ..............................................                           48
1999 ..............................................                        3,020
2000 ..............................................                        3,000
2001 ..............................................                        4,000
Thereafter ........................................                        8,000
                                                                         -------
          Total ...................................                      $18,109
                                                                         =======

         The Company issued common stock warrants in connection with the Series A and Series B Secured Notes allowing for the purchase of up to 175,000 shares of common stock at an exercise price of $11.50 per share. The common stock warrants, which were valued by the Company at $785, have been reflected as debt discount and amortized as additional interest expense. The value of the common stock warrants is included in additional paid-in capital.

         The current credit agreements impose operating and financial restrictions on the Company, including a requirement to maintain certain financial ratios and a certain profitability level. Such restrictions affect, and in some respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, engage in mergers and acquisitions, transfer assets, make certain capital expenditures and pay dividends.

NOTE D -- INCOME TAXES

         The income tax provision comprises the following:

                                              Year Ended December 31,
                                     -------------------------------------------
                                      1996              1995               1994
                                     -------           -------           -------
Provision for income taxes:
  Current:
     Federal ..............          $ 1,081           $   702           $   474
     State ................              445               168                77
     Foreign ..............               20               105                --
                                     -------           -------           -------
                                       1,546               975               551
                                     -------           -------           -------
  Deferred:
     Federal ..............             (155)             (683)               32
     State ................              (20)             (138)               27
                                     -------           -------           -------
                                        (175)             (821)               59
                                     -------           -------           -------
                                     $ 1,371           $   154           $   610
                                     =======           =======           =======


        The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                                                     Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                     1996                     1995                    1994
                                             ---------------------    --------------------   ---------------------
                                                            Pretax                  Pretax                  Pretax
                                             Amount         Income     Amount       Income    Amount        Income
                                             -------       -------    -------      -------   -------       -------
Computed expected tax expense ............   $ 1,171          35.0%   $    73         34.0%  $   541          35.0%
State income tax, net of federal income
  tax effect .............................       272           8.1%        11          5.1%       87           5.6%
Amortization of excess of purchase price
  over net assets acquired ...............        31           1.0%        31         14.5%       31           2.0%
Foreign earnings taxed at different
  rates ..................................        20           0.6%        26         12.2%       --            --
Other ....................................      (123)         (3.7)%       13          6.2%      (49)         (3.1)%
                                             -------       -------    -------      -------   -------       -------
                                             $ 1,371          41.0%   $   154         72.0%  $   610          39.5%
                                             =======       =======    =======      =======   =======       =======

        The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) are as follows:

                                                                 December 31,
                                                              ------------------
                                                               1996        1995
                                                              ------      ------
Deferred tax assets:
  Inventory........................................           $  470      $  522
  Accruals and reserves............................            1,537       1,308
                                                              ------      ------
                                                               2,007       1,830
Deferred tax liabilities:
  Property, plant and equipment....................              946         975
  Other............................................               49          18
                                                              ------      ------
                                                                 995         993
                                                              ------      ------

                                                              $1,012      $  837
                                                              ======      ======


NOTE E -- POST-RETIREMENT BENEFITS

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (FAS 106). Under FAS 106, post-retirement benefits are recognized over the employee's service period based on the expected costs of providing such benefits to the employee and the employee's beneficiaries after retirement. The Company elected to recognize the transition obligation over a 20-year period.

         The Company's post-retirement benefit program comprises two plans, the life insurance plan and the health care plan. Any permanent full-time employee is eligible upon retirement after age 62 and with 12 years of service. The health care plan is a contributory plan.

         The following sets forth the Company's post-retirement program's status reconciled with amounts reported in the consolidated balance sheet:

                                                                                  December 31,
                                                                            -------------------------
                                                                             1996               1995
                                                                            -------           -------
Accumulated post-retirement benefit obligation:
  Retirees .......................................................          $   343           $   316
  Fully eligible active plan participants ........................              150               132
  Other active plan participants .................................              667               586
                                                                            -------           -------
  Total accumulated post-retirement benefit obligations ..........            1,160             1,034
  Plan assets at fair value ......................................               --                --
                                                                            -------           -------
  Accumulated post-retirement benefit obligation in excess of plan
     assets ......................................................            1,160             1,034
  Unrecognized transition obligation .............................             (714)             (744)
                                                                            -------           -------
  Accrued post-retirement benefit obligation .....................          $   446           $   290
                                                                            =======           =======


Net periodic post-retirement benefit cost includes the following components:

                                            Year Ended December 31,
                                           ------------------------
                                           1996      1995      1994
                                           ----      ----      ----
Service cost .........................     $ 71      $ 68      $ 22
Interest cost ........................       71        68        46
Amortization of transition obligation        30        30        30
                                           ----      ----      ----
Net periodic postretirement expense ..     $172      $166      $ 98
                                           ====      ====      ====
Discount rate ........................      7.0%      7.0%     7.75%


NOTE F -- COMMON STOCK RESERVED


         In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan providing for the granting of options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The initial number of shares available under the Plan for issuance is 250,000 and will increase by 50,000 shares on the last day of each calendar year. The exercise price of the options shall not be less than 100% of the fair market value of the underlying common stock on the date of the grant. Options granted are exercisable in such amounts and at such intervals as the Board of Directors determined in granting the options. This plan replaces the prior stock option plan and Restricted Stock Award Plan that expired in 1994. In March 1995, the stockholders of the Company approved an amendment of the 1994 Stock Incentive Plan providing for 200,000 additional option shares to be reserved for issuance thereunder. The following table summarizes activity under the 1994 Incentive Stock Plan during the years ended December 31, 1996 and 1995 and 1994:


                                     Number          Per Share
                                    of Shares      Option Price
                                    ---------     ---------------
Issued during 1994 ..............     86,800      $4.25-- $ 5.00
                                    --------
Outstanding, December 31, 1994  .     86,800      $4.25-- $ 5.00
Issued during 1995 ..............    219,250      $10.31-- $16.38
Exercised during 1995 ...........     (6,313)     $4.38
Cancelled during 1995 ...........    (30,500)     $4.38-- $10.75
                                    --------
Outstanding, December 31, 1995  .    269,237      $4.25-- $16.38
Issued during 1996 ..............    132,500      $8.50-- $14.88

Exercised during 1996 ...........     (6,388)     $4.38-- $10.75
Cancelled during 1996 ...........    (41,625)     $4.38-- $10.75
                                    --------
Outstanding, December 31, 1996  .    353,724      $4.25-- $16.38
                                    ========
Exercisable, December 31, 1996  .     78,701      $4.25-- $16.38
                                    ========


         As of December 31, 1996, 1995 and 1994, 233,575, 274,450 and 213,200
option shares, respectively, were available for grant under the 1994 plan.

         The following table summarizes activity under the prior stock option plan for the years ended December 31, 1996, 1995 and 1994:

                                              Number        Per Share
                                            of Shares      Option Price
        Outstanding, December 31, 1993       250,075      $3.00-- $6.50
        Issued during 1994 ............      121,525      $4.88
        Exercised during 1994 .........      (38,825)     $3.00-- $5.25
        Cancelled during 1994 .........      (49,500)     $3.00-- $6.50
                                            --------
        Outstanding, December 31, 1994       283,275      $3.00-- $5.00
        Exercised during 1995 .........      (36,325)     $3.00-- $4.88
        Cancelled during 1995 .........       (4,875)     $4.88
                                            --------
        Outstanding, December 31, 1995       242,075      $3.00-- $4.88
        Exercised during 1996 .........      (21,325)     $3.00-- $4.88
                                            --------
        Outstanding, December 31, 1996       220,750      $3.00-- $4.88
                                            ========
        Exercisable, December 31, 1996       163,238      $3.00-- $4.88
                                            ========


        No further option shares will be granted under the prior plan.

         Had compensation cost been determined on the basis of fair value pursuant to FAS 123 net income and net income (loss) per share would have been as follows:

                                            Year Ended December 31,
                                          ---------------------------
                                             1996             1995
                                          -----------     -----------
          Net income (loss)
            As reported .............     $ 1,974,000     $    60,000
                                          ===========     ===========
            Pro forma ...............     $ 1,824,000     $  (186,000)
                                          ===========     ===========
          Net income (loss) per share
            As reported .............     $       .46     $       .02
                                          ===========     ===========
            Pro forma ...............     $       .43     $      (.05)
                                          ===========     ===========


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during both periods: risk free interest rates of 5.97% in 1996 and 6.94% in 1995, expected volatility of 48% in 1996 and 49% in 1995, and an expected option life of 5 years and no expected dividends in 1996 and 1995.

NOTE G -- SAVINGS AND RETIREMENT PLAN

         Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 2% of employee deferral and 50% of the next 1% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $497, $408, and $190 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE H -- U.S. GOVERNMENT AND FOREIGN SALES AND SIGNIFICANT CUSTOMERS

         Direct and indirect sales to the United States government aggregated approximately $13,856, $14,812, and $10,043 in 1996, 1995 and 1994,
respectively. Direct sales to the United States government aggregated approximately $5,668, $5,167, and $5,265 in 1996, 1995 and 1994, respectively.
Foreign sales in 1996, 1995 and 1994 amounted to $20,151, $13,033, and $7,340.
One customer accounted for 36%, 30% and 10% of net sales in 1996, 1995 and 1994, respectively.

NOTE I -- COMMITMENTS

        Total rental expense for operating leases amounted to $1,735, $1,031, and $380 in 1996, 1995 and 1994, respectively. The future minimum rental commitments under all noncancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows:

1997..............................................................         $ 1,337
1998..............................................................           1,239
1999..............................................................           1,221
2000..............................................................           1,327
2001..............................................................           1,241
Thereafter........................................................           4,152
                                                                            ------
          Total minimum lease payments............................         $ 10,517
                                                                           ========

                          DATUM INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                     BALANCE AT                                                        BALANCE AT
                                     BEGINNING                                              *OTHER       END OF
            DESCRIPTION              OF PERIOD    ADDITIONS   DEDUCTIONS   ACQUISITIONS   DEDUCTIONS     PERIOD
-----------------------------------  ----------   ---------   ----------   ------------   ----------   ----------
Year Ended December 31, 1996
  Allowance for doubtful
     accounts......................    $   68      $   121      $   36                       $ 46        $  107
  Reserve for inventories..........     1,952        1,309       1,177                                    2,084
  Accumulated amortization of
     acquired intangible assets....     1,162          894                                                2,056
Year Ended December 31, 1995
  Allowance for doubtful
     accounts......................        93           53          86         $ 49          $ 41            68
  Reserve for inventories..........       854        1,124       1,024          998                       1,952
  Accumulated amortization of
     acquired intangible assets....       546          616                                                1,162
Year Ended December 31, 1994
  Allowance for doubtful
     accounts......................       131           31          31                         38            93
  Reserve for inventories..........       872          332         350                                      854
  Accumulated amortization of
     acquired intangible assets....       467           79                                                  546

---------------

* Aacom note payments received.

                                  EXHIBIT INDEX

                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                              NUMBERED
NUMBER      DESCRIPTION                                                                                PAGE
------      -----------                                                                                ----
 2.1        Purchase Agreement dated as of October 20, 1994 by and among Ball Corporation,
            Efratom Holding, Inc. and the Registrant (incorporated by reference to Exhibit
            10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1994).                                                                         --

 3.1        Certificate of Incorporation of Datum Inc., a Delaware corporation, as amended to date (incorporated by reference to the same numbered exhibit on Form 10-Q for the
            quarter ended June 30, 1996).                                                                --

 3.2        Bylaws of Datum Inc. as amended to date (incorporated by reference to the same
            numbered exhibit on Form 10-K for the year ended December 31, 1994).                         --

 4.1        Stockholders' Agreement dated as of March 17, 1995 by and between the Registrant and Efratom Holding, Inc. (incorporated by reference to the same numbered exhibit
            to Registrant's Form 10-K for the year ended December 31, 1994).                             --

10.3        1981 Restricted Stock Award Plan, as amended to date (incorporated by reference to the same numbered exhibit to Registrant's Form 10-K for the year ended December
            31, 1991).                                                                                   --

10.4        1984 Stock Option Plan, as amended to date (incorporated by reference to
            Registrant's Registration Statements on Form S-8 Registration numbers 2-96564,
            33-10335 and 33-41709).                                                                      --

10.6        Executive Agreement dated March 7, 1986 with Louis B. Horwitz, (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for
            the year December 31, 1991).                                                                 --

10.10       Form of Indemnification Agreement dated May 27, 1987 as entered into with certain directors and officers of Registrant (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1991).                                                                                       --

10.18       Lease commencing January 1, 1992 relating to Registrant's facility at 749 Ward
            Drive, Goleta, California (incorporated by reference to same numbered exhibit to
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).               --

10.19       Savings and Retirement Plan, as amended to date (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1991).                                                                          --

10.21       Consulting Agreement dated October 9, 1992 with Louis B. Horwitz (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for
            the year ended December 31, 1992).                                                           --

                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                              NUMBERED
NUMBER      DESCRIPTION                                                                                PAGE
------      -----------                                                                                ----
10.21.1     First Amendment to Consulting Agreement, dated as of March 1, 1996, between Louis
            B. Horwitz and the Registrant (incorporated by reference to the same numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996).                                                                         --

10.28       Sublease commencing November 1, 1993, relating to the Registrant's facility at 749
            Ward Drive, Goleta, California (incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1993).                                                                                       --

10.29       1994 Stock Incentive Plan (incorporated by reference to Registrant's registration
            statement on Form S-8 Registration #33-79772).                                               --

10.29.1     Amendment to 1994 Stock Incentive Plan, effective March 17, 1995.  (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December
            31, 1994).                                                                                   --

10.30.5     Amended and Restated Credit Agreement dated as of September 27, 1996, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1996).                                                       --

10.31       Lease Agreement dated February 3, 1992 by and between  The Irvine Company and Ball
            Efratom for Efratom Time and Frequency Products, Inc.'s facility at 4 Cromwell,
            Suite 201, Irvine, California. (incorporated by reference to the same numbered
            exhibit on Form 10-K for the year ended December 31, 1994).                                  --


10.32       Lease Agreement dated September 15, 1986 by and between The Irvine Company and
            Efratom Division, Ball Corporation, for Efratom Time and Frequency Products,
            Inc.'s facility at 3 Parker, Irvine, California. (incorporated by reference to the
            same numbered exhibit on Form 10-K for the year ended December 31, 1994).                    --

10.32.1     First Amendment to Lease dated March 15, 1995 by and between The Irvine Company and Efratom Division, Ball Corporation for Lease Agreement dated September 15,
            1986 (Exhibit 10.32) (incorporated by reference to the same numbered exhibit on
            Form 10-K for the year ended December 31, 1994).                                             --

10.32.2     Amendment to Leases dated May 11, 1995 between the Irvine Company and the
            Registrant (incorporated by reference to the same numbered exhibit on Form 10-Q
            for the quarter ended June 30, 1995).                                                        --

10.32.3     Second Amendment to Lease dated May 11, 1995 for 4 Cromwell (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter ended June 30,
            1995).                                                                                       --

10.32.4     Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter ended June 30,
            1995).                                                                                       --

                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                              NUMBERED
NUMBER      DESCRIPTION                                                                                PAGE
------      -----------                                                                                ----
10.34       Industrial Lease dated May 11, 1995 between the Irvine Company and the Registrant
            (incorporated by reference to the same numbered exhibit to the Registrant's Form
            10-Q for the quarter ended June 30, 1995).                                                   --

10.35       Lease Agreement dated January 4, 1996, by and between Berg & Berg Developers and the Registrant relating to Registrant's Facility at 6781 Via Del Oro, San Jose,
            California (incorporated by reference to the same numbered exhibit to the
            Registrant's Form 10-K for the year ended December 31, 1995.                                 --

10.36       Note and Warrant Purchase Agreement, dated as of September 27, 1996, by and between The Prudential Insurance Company of America and the Registrant
            (incorporated by reference to the same numbered exhibit to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.                      --

10.37       Common Stock Purchase Warrant, dated September 27, 1996 (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1996).                                                       --

10.38       Series A Note, dated September 27, 1996, in favor of The Prudential Insurance
            Company of America (incorporated by reference to the same numbered exhibit to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996).                                                                                       --

10.39       Series B Note, dated September 27, 1996, in favor of The Prudential Insurance
            Company of America (incorporated by reference to the same numbered exhibit to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996).                                                                                       --

10.40       Agreement dated June 12, 1995 between the Company and AT&T Corp. (Portions of this
            Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule
            406 of the Securities Act of 1933) (incorporated by reference to the Company's
            Registration Statement No. 333-22177 on Form S-2 filed February 21, 1997).                   --

10.41       Consulting Agreement dated September 26, 1996, between the Company and Robert F.
            Ellis (incorporated by reference to the Company's Registration Statement on Form
            S-2 filed February 21, 1997).                                                                --

11          Computation of Earnings Per Common Share                                                     --

21          List of Subsidiaries                                                                         --

                                   DATUM INC.


                            FORM 10-K - ITEM 14(A)(3)

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


10.3                  1981 Restricted Stock Award Plan, as amended to date
                      (incorporated by reference to the same numbered exhibit to Registrant's Form 10-K for the year ended December 31,
                      1991).

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

10.21.1               First Amendment to Consulting Agreement, dated as of March
                      1, 1996, between Louis B. Horwitz and the Registrant
                      (incorporated by reference to the same numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.29                 1994 Stock Incentive Plan (incorporated by reference to
                      Registrant's registration statement on Form S-8
                      Registration #33-79772).

10.29.1               Amendment to 1994 Stock Incentive Plan, effective March
                      16, 1995 (incorporated by reference to the same numbered exhibit to Registrant's Form 10-K for the year ended
                      December 31, 1994).

10.41                 Consulting Agreement dated September 26, 1996, between the
                      Company and Robert F. Ellis (incorporated by reference to the Company's Registration Statement No.
                      333-22177 on Form S-2 filed February 21, 1997).