Form 10-Q
period 1997-03-31
DATUM INC
filed 1997-05-14
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1997
                                        -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------    -------------

         Commission file no. 0-6272


                                   DATUM INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             95-2512237
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.

      9975 TOLEDO WAY, IRVINE CA                                 92618-1819
(Address of principal executive offices)                         (Zip code)

                                 (714) 380-8880
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                 YES   X    NO
                                     -----      -----

      The registrant had 5,171,130 shares of common stock outstanding as of April 18, 1997.

      Total number of sequentially numbered pages contained herein are:
                                                                       ---------

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................   3

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................   8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................  12

Signatures...................................................................  13

Exhibit Index................................................................  14


                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                       March 31,      December 31,
A S S E T S                                              1997             1996
                                                      -----------     -----------
Current assets
     Cash and cash equivalents ..................     $   769,000     $ 1,389,000
     Accounts receivable ........................      18,534,000      16,816,000
     Inventories
        Purchased parts .........................       7,685,000       7,074,000
        Work-in-process .........................      12,750,000       9,096,000
        Finished products .......................       4,497,000       3,100,000
                                                      -----------     -----------
                                                       24,932,000      19,270,000

     Prepaid expenses ...........................         512,000         425,000
     Deferred income taxes ......................       2,007,000       2,007,000
                                                      -----------     -----------
               Total current assets .............      46,754,000      39,907,000

Plant and equipment
     Land .......................................       2,040,000       2,040,000
     Buildings ..................................       4,498,000       4,494,000
     Equipment ..................................      16,408,000      15,685,000
     Leasehold improvements .....................         923,000         930,000
                                                      -----------     -----------
                                                       23,869,000      23,149,000

Less accumulated depreciation and amortization ..       8,445,000       7,894,000
                                                      -----------     -----------
                                                       15,424,000      15,255,000
                                                      -----------     -----------
Excess of purchase price over net assets acquired      12,796,000      13,020,000
Other assets ....................................         480,000         506,000
                                                      -----------     -----------
                                                      $75,454,000     $68,688,000
                                                      ===========     ===========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                    March 31,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997               1996
                                                   ------------      ------------
Current liabilities
     Accounts payable ........................     $ 10,281,000      $  7,542,000
     Accrued salaries and wages ..............        2,173,000         2,693,000
     Accrued warranty ........................        1,292,000         1,434,000
     Other accrued expenses ..................        1,575,000         1,119,000
     Income taxes payable ....................        1,162,000         1,049,000
     Current portion of long-term debt .......           33,000            41,000
                                                   ------------      ------------
               Total current liabilities .....       16,516,000        13,878,000
                                                   ------------      ------------
Long-term debt ...............................       20,053,000        17,318,000
                                                   ------------      ------------
Postretirement benefits ......................          485,000           446,000
                                                   ------------      ------------
Other long-term liabilities ..................        1,418,000         1,428,000
                                                   ------------      ------------
Deferred income taxes ........................          995,000           995,000
                                                   ------------      ------------
Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none ........................               --                --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued -      4,133,091 shares in 1997
                      4,091,291 shares in 1996        1,033,000         1,023,000
     Additional paid-in capital ..............       26,226,000        25,845,000
     Retained earnings
        Beginning of period ..................        7,956,000         5,982,000
        Net income ...........................        1,194,000         1,974,000
                                                   ------------      ------------
        End of period ........................        9,150,000         7,956,000

     Cumulative translation adjustment .......         (422,000)         (201,000)
                                                   ------------      ------------
               Total stockholders' equity ....       35,987,000        34,623,000
                                                   ------------      ------------
                                                   $ 75,454,000      $ 68,688,000
                                                   ============      ============


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended
                                               March 31,
                                    ------------------------------
                                        1997              1996
                                    ------------      ------------
Net sales .....................     $ 28,724,000      $ 19,602,000
                                    ------------      ------------
Costs and expenses
     Cost of goods sold .......       17,394,000        11,711,000
     Selling ..................        3,810,000         2,700,000
     Product development ......        2,366,000         2,033,000
     General and administrative        2,593,000         2,301,000
     Interest expense .........          544,000           555,000
     Interest (income) ........           (6,000)           (6,000)
                                    ------------      ------------
                                      26,701,000        19,294,000
                                    ------------      ------------
Income before income taxes ....        2,023,000           308,000
Income tax provision ..........          829,000           126,000
                                    ------------      ------------
Net income ....................     $  1,194,000      $    182,000
                                    ============      ============
Net income per share ..........     $        .26      $        .04
                                    ============      ============
Weighted average number of
     shares outstanding .......        4,534,000         4,203,000
                                    ============      ============


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                     ----------------------------
                                                                                      March 31,         March 31,
                                                                                        1997              1996
                                                                                     -----------      -----------
Cash flows from operating activities:
     Net income ................................................................     $ 1,194,000      $   182,000
                                                                                     -----------      -----------
     Adjustments to reconcile income to net cash provided by (used in)
        operating activities:
               Depreciation and amortization ...................................         762,000          836,000
               Amortization of goodwill ........................................         223,000          223,000
               Contribution of shares of common stock to
                   the Company's 401(k) plan ...................................         132,000          108,000
            Changes in assets and liabilities:
               (Increase) decrease in accounts receivable ......................      (1,718,000)       1,139,000
               Decrease in income tax refund receivable ........................              --            1,000
               Increase in inventories .........................................      (5,662,000)      (1,402,000)
               Increase in prepaid expenses ....................................         (87,000)        (146,000)
               Increase in other assets ........................................          (3,000)         (11,000)
               Increase (decrease) in accounts payable .........................       2,739,000         (124,000)
               Decrease in accrued expenses ....................................        (206,000)        (785,000)
               Increase in income taxes payable ................................         113,000          108,000
               Increase in postretirement benefits .............................          39,000           39,000
               Decrease in other long-term liabilities .........................         (10,000)          (8,000)
                                                                                     -----------      -----------
            Total reconciling items ............................................      (3,678,000)         (22,000)
                                                                                     -----------      -----------
            Net cash provided by (used in) operating activities ................      (2,484,000)         160,000
                                                                                     -----------      -----------
Cash flows from investing activities:
     Book value of equipment disposals .........................................           1,000           56,000
     Capital expenditures ......................................................        (875,000)        (887,000)
     Other .....................................................................        (213,000)         (36,000)
                                                                                     -----------      -----------
        Net cash used in investing activities ..................................      (1,087,000)        (867,000)
                                                                                     -----------      -----------
Cash flows from financing activities:
     Proceeds from line of credit ..............................................              --          849,000
     Proceeds from (reductions to) long-term debt ..............................       2,692,000          (13,000)
     Exercise of stock options .................................................         259,000           33,000
                                                                                     -----------      -----------
        Net cash provided by financing activities ..............................       2,951,000          869,000
                                                                                     -----------      -----------
Net increase (decrease) in cash and cash equivalents ...........................        (620,000)         162,000
Cash and cash equivalents at beginning of period ...............................       1,389,000          587,000
                                                                                     -----------      -----------
Cash and cash equivalents at end of period .....................................     $   769,000      $   749,000
                                                                                     ===========      ===========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


                         NOTE A - BASIS OF PRESENTATION
                         ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's 1996 Annual Report to Stockholders. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented. The results of operations for such interim period are not necessarily indicative of results to be expected for the full year.

NOTE B - EARNINGS PER SHARE
---------------------------

Earnings per share is calculated by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during each period taking into consideration dilutive effects of common stock equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1996 Annual Report to Stockholders.

                                INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition or Results of Operations" as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview
--------

Datum designs, manufactures and markets a wide variety of high performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

The Company was formed in 1959 and has grown its operations through acquisitions and internal product development. In 1983, the Company acquired its cesium standards operation and, in the process, commenced its evolution from a company primarily supplying timing equipment for military applications to a manufacturer of a broad range of time and frequency products for telecommunications and other applications. In 1986, the Company acquired the business that is now enterprise computing and in 1988, it acquired its current wireline business. In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH (collectively "Efratom"), the inventor and leading manufacturer of rubidium oscillators used in cellular and Personal Communications Services ("PCS") networks. As a result of its acquisition of Efratom, the Company now manufactures each class of time and frequency products in wide-spread commercial use: cesium standards, rubidium oscillators, quartz oscillators and GPS timing receivers. In addition, in April 1997, the Company acquired the assets of Sigma Tau Standards Corporation, a leading manufacturer of hydrogen masers, which provide an extremely stable frequency source over short periods of time in controlled environments.

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

A small number of customers account for a substantial portion of the Company's net sales and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations
---------------------

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                   Percentage of Net Sales
                               ------------------------------------------------------------
                               Three Months Ended March 31,       Year Ended December 31,
                               ----------------------------     ---------------------------
                                     1997       1996            1996       1995       1994
                                     -----      -----           -----      -----      -----
Net sales ...................        100.0%     100.0%          100.0%     100.0%     100.0%
                                     -----      -----           -----      -----      -----
Costs and expenses
   Cost of goods sold .......         60.6%      59.7%           61.3%      59.5%      56.6%
   Selling ..................         13.3%      13.8%           13.3%      14.6%      16.8%
   Product development ......          8.2%      10.4%            8.3%      10.5%       8.1%
   General and administrative          9.0%      11.7%           11.0%      12.6%      12.7%
   Interest, net ............          1.9%       2.8%            2.5%       2.5%       0.8%
                                     -----      -----           -----      -----      -----
Income before income taxes ..          7.0%       1.6%            3.6%       0.3%       5.0%
Income tax provision ........          2.9%       0.6%            1.5%       0.2%       2.0%
                                     -----      -----           -----      -----      -----
Net income ..................          4.2%       0.9%            2.1%       0.1%       3.0%
                                     =====      =====           =====      =====      =====


Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales increased 46.5% to $28.7 million for the quarter ended March 31, 1997 from $19.6 million for the corresponding quarter in 1996. This increase was primarily the result of increased sales into the wireless telecommunications market. In particular, net sales were positively impacted by increased product deliveries to Lucent Technologies, Inc., the Company's largest customer, for implementation in cellular and PCS networks. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products.

Gross Margins. Gross Margins are derived from net sales and cost of goods sold, which consist primarily of raw materials, labor, overhead and warranty costs. Gross margins decreased to 39.4% for the quarter ended March 31, 1997 from 40.3% for the corresponding quarter in 1996. The decrease in gross margins was primarily the result of Lucent accounting for an increased percentage of the Company's net sales. Sales to Lucent typically carry a lower gross margin than sales to the Company's other customers. In addition, gross margins on sales to Lucent were adversely affected by the January 1, 1997 price reduction on certain products purchased by Lucent pursuant to the terms of its supply agreement with the Company. Gross margins can be adversely affected by a number of other factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers orders.

Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense also includes expenses related to advertising and trade shows. Selling expense increased by 41.1% to $3.8 million for the quarter ended March 31, 1997, from $2.7 million for the corresponding quarter of 1996, due to additional marketing programs and commissions on increased sales volume. The increase was partially offset by increased sales to Lucent and other OEM customers which involve substantially lower commission rates. As a percentage of net sales, selling expense decreased to 13.3% for the quarter ended March 31, 1997, from 13.8% for the corresponding quarter of 1996, due to a larger sales base.

Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased by 16.4% to $2.4 million for the quarter ended march 31, 1997, from $2.0 million for the corresponding quarter of 1996, primarily due to increased telecommunication-related software development. As a percentage of net sales, product development expenses decreased to 8.2% for the quarter ended March 31, 1997, from a 10.4% for the corresponding quarter of 1996, due to a larger sales base. The Company believes that product development projects will result in an increased expenses as a percentage of net sales in 1997. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, financial condition and results of operations.

General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense increased by 12.7% to $2.6 million for the quarter ended March 31, 1997, from $2.3 million for the corresponding quarter of 1996, primarily due to increased bonus accruals resultant from the Company's increased income. As a percentage of net sales, general and administrative expense decreased to 9.0% for the quarter ended march 31, 1997, from 11.7% for the corresponding quarter of 1996, due to a larger sales base.

Interest, Net. Interest expense decreased by $11,000 for the quarter ended March 31, 1997 from the corresponding quarter in 1996, primarily due to a reduction in the Company's debt levels.

Weighted Average Number of Shares Outstanding. The weighted average number of shares outstanding increased for the quarter ended March 31, 1997, as a result of an increase in the average market price of the Company's common stock, the issuance in September 1996 of a warrant to purchase 175,000 shares of common stock to Prudential Insurance Company of America in connection with the restructuring of the Company's long-term debt, and the exercise of stock options.

Liquidity and Capital Resources
-------------------------------

The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 11, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.6 million.

Cash used in operations was approximately $2.5 million for the quarter ended March 31, 1997, compared to cash provided by operations of approximately $160,000 for the corresponding quarter in 1996. Cash flows in the first quarter of 1997 were adversely affected by greater working capital needs in connection with increased production levels associated with building inventories for sales into the cellular and PCS markets.

Accounts receivable increased to $18.5 million at March 31, 1997, from $16.8 million at December 31, 1996, due to increased shipment levels in the quarter ended March 31, 1997, as compared to the quarter ended December 31, 1996.

Inventories increased to $24.9 million at March 31, 1997, from $19.3 million at December 31, 1996, to cover the anticipated expansion of wireless telecommunication product deliveries, and in particular products for implementation in PCS networks.

Accounts payable increased to $10.3 million at March 31, 1997, from $7.5 million at December 31, 1996, due to larger sales volume and increased inventories.

At March 31, 1997, the Company had working capital of $30.2 million and a current ratio of 2.8:1 compared to working capital of $26.0 million and a current ratio of 2.9:1 at December 31, 1996. The Company's long-term debt is provided by The Prudential Insurance Company of America ("Prudential"). This credit facility consists of: (i) $6.0 million of Series A senior secured promissory notes to mature September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999 and (ii) $12.0 million of Series B senior secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In connection with entering into this facility, the Company issued to Prudential common stock warrants for the purchase of 175,000 shares of common stock at an exercise price per share of $11.50. As of March 31, 1997, none of the warrants had been exercised.

Under the Company's line of credit with Wells Fargo Bank, the Company has a two-year revolving line of credit not to exceed the principal amount of $12.0 million, expiring November 1, 1998, bearing interest at the Bank's prime rate or at LIBOR plus 2.75%. The Wells Fargo credit facility and the Prudential credit facility provide the Company with the aggregate borrowing capacity of $30 million.

Under both agreements, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amount of leases and capital expenditures that may be incurred. The Company currently is in compliance with all such covenants and restrictions.

Information Regarding Potential Fluctuations in Quarterly Operating Results
---------------------------------------------------------------------------

The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the time, availability and sale of new products; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the sales cycles for many of the Company's products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. The timing of these transactions could cause additional variability in the Company's operating results. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing time and frequency products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1 and Items 3 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 2.        Changes in Securities
               ---------------------


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

DATUM INC.



/s/ LOUIS B. HORWITZ                                      Date     May 14, 1997
----------------------------------------                        ----------------
Louis B. Horwitz, President



/s/ DAVID A. YOUNG                                        Date     May 14, 1997
----------------------------------------                        ----------------
David A. Young, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

                                                                   Sequentially
                                                                     Numbered
Exhibit No.       Description                                          Page
-----------       -----------                                      ------------
  27.1            Financial Data Schedule