Form 10-K/A
period 1996-12-31
DATUM INC
filed 1997-05-29
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   FORM 10-K/A

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
            None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of Class)
                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of April 18,1997, was approximately $67,936,794.

The number of outstanding shares of the Registrant's Common Stock as of April 18, 1997 was 5,171,130.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)         The following documents are filed as part of this report:

      (3)   Exhibits

            The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 27th day of May, 1997.

                                                   DATUM INC.


                                                   By   Louis B. Horwitz
                                                     ---------------------------
                                                        Louis B. Horwitz
                                                        President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /s/ Louis B. Horwitz                     President and Director                 May 27, 1997
-----------------------------
Louis B. Horwitz                          (Principal Executive Officer)

 /s/ David A. Young                       Chief Financial Officer                May 27, 1997
-----------------------------
David A. Young                            (Principal Financial and Accounting
                                           Officer)

 /s/    *                                 Director                               May 27, 1997
-----------------------------
G. Tilton Gardner

 /s/    *                                 Director                               May 27, 1997
-----------------------------
Dan L. McGurk

 /s/    *                                 Director                               May 27, 1997
-----------------------------
Edward A. Money

 /s/    *                                 Director                               May 27, 1997
-----------------------------
Thomas J. O'Rourke

 /s/    *                                 Director                               May 27, 1997
-----------------------------
Michael M. Mann

 /s/    *                                 Director                               May 27, 1997
-----------------------------
R. David Hoover

 /s/    *                                 Director                               May 27, 1997
-----------------------------
Donovan B. Hicks



*       By: David A. Young
            ------------------------------------
            David A. Young, Attorney-in-Fact


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

23.1              Consent of Independent Accountants






4