Form 10-Q
period 1997-06-30
DATUM INC
filed 1997-08-13
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               ---------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------     ----------------
Commission file no. 0-6272

                                   DATUM INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     95-2512237
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.

     9975 TOLEDO WAY, IRVINE, CA                            92618-1819
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

      The registrant had 5,234,603 shares of common stock outstanding as of June 30, 1997.

      Total number of sequentially numbered pages contained herein are:
                                                                        -------

                                      INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements................................................ 3

Item 2.   Management's Discussion and
          Analysis of Financial Condition and Results of Operations........... 8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................. 12

Item 6.   Exhibits and Reports on Form 8-K.................................... 12

Signatures.................................................................... 13

Exhibit Index................................................................. 14

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)



                                                          JUNE 30,        December 31,
A S S E T S                                                 1997              1996
                                                          --------        ------------
Current assets
     Cash and cash equivalents                            $  7,904           $  1,389
     Accounts receivable                                    17,522             16,816
     Inventories
        Purchased parts                                      7,097              7,074
        Work-in-process                                     14,580              9,096
        Finished products                                    5,509              3,100
                                                          --------           --------
                                                            27,186             19,270

     Prepaid expenses                                          372                425
     Deferred income taxes                                   2,007              2,007
     Income tax refund receivable                              119                 --
                                                          --------           --------

               Total current assets                         55,110             39,907

Plant and equipment
     Land                                                    2,040              2,040
     Buildings                                               4,538              4,494
     Equipment                                              17,219             15,685
     Leasehold improvements                                    958                930
                                                          --------           --------
                                                            24,755             23,149

Less accumulated depreciation and amortization               8,994              7,894
                                                          --------           --------

                                                            15,761             15,255
                                                          --------           --------

Excess of purchase price over net assets acquired           12,573             13,020
Other assets                                                   475                506
                                                          --------           --------

                                                          $ 83,919           $ 68,688
                                                          ========           ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)



                                                         JUNE 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1997            1996
                                                      -------------     ------------
Current liabilities
     Accounts payable                                    $   6,950        $   7,542
     Accrued salaries and wages                              2,855            2,693
     Accrued warranty                                        1,159            1,434
     Other accrued expenses                                  1,220            1,119
     Income taxes payable                                       --            1,049
     Current portion of long-term debt                          33               41
                                                         ---------        ---------

               Total current liabilities                    12,217           13,878
                                                         ---------        ---------

Long-term debt                                              17,351           17,318
                                                         ---------        ---------

Postretirement benefits                                        524              446
                                                         ---------        ---------

Other long-term liabilities                                    143            1,428
                                                         ---------        ---------

Deferred income taxes                                          995              995
                                                         ---------        ---------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                          --                --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued -   5,234,603 shares in 1997
                   4,091,291 shares in 1996                  1,309            1,023
     Additional paid-in capital                             40,712           25,845
     Retained earnings
        Beginning of period                                  7,956            5,982
        Net income                                           3,160            1,974
                                                         ---------        ---------
        End of period                                       11,116            7,956

     Cumulative translation adjustment                       (448)            (201)
                                                         ---------        ---------

               Total stockholders' equity                   52,689           34,623
                                                         ---------        ---------

                                                         $  83,919        $  68,688
                                                         =========        =========



See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                              ------------------------       -----------------------
                                                1997            1996           1997           1996
                                              --------        --------       --------       ---------
Net sales                                     $ 33,051        $ 20,248       $ 61,775       $  39,850
                                              --------        --------       --------       ---------
Costs and expenses
     Cost of goods sold                         19,616          12,268         37,010          23,979
     Selling                                     4,459           2,946          8,269           5,646
     Product development                         2,555           1,882          4,921           3,915
     General and administrative                  2,695           2,319          5,288           4,620
     Interest expense                              510             577          1,054           1,132
     Interest (income)                            (117)             (1)          (123)             (7)
                                              --------        --------       --------       ---------
                                                29,718          19,991         56,419          39,285
                                              --------        --------       --------       ---------

Income before income taxes                       3,333             257          5,356             565
Income tax provision                             1,367             106          2,196             232
                                              --------        --------       --------       ---------

Net income                                    $  1,966        $    151       $  3,160       $     333
                                              ========        ========       ========       =========

Net Income per share                          $    .36        $    .04       $    .62       $     .08
                                              ========        ========       ========       =========

Weighted average number of
     shares outstanding                          5,601           4,247          5,061           4,225
                                              ========        ========       ========       =========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                         --------------------------
                                                                                         JUNE 30,          June 30,
                                                                                           1997              1996
                                                                                         --------          --------
Cash flows from operating activities:
     Net income                                                                          $  3,160          $    333
                                                                                         --------          --------
     Adjustments to reconcile income to net cash provided by (used in) operating activities:
            Depreciation and amortization                                                   1,565             1,641
            Amortization of goodwill                                                          447               447
            Contribution of shares of common stock to
               the Company's 401(k) plan                                                      299               243
            Changes in assets and liabilities
               Increase in accounts receivable                                               (706)             (522)
               (Increase) decrease in income tax refund receivable                           (119)                1
               (Increase) decrease in inventories                                          (7,916)            1,203
               (Increase) decrease in prepaid expenses                                         53              (165)
               Increase in other assets                                                       (27)              (11)
               Decrease in accounts payable                                                  (592)             (314)
               Decrease in accrued expenses                                                   (12)           (1,094)
               Decrease in customer deposits                                                   --               (74)
               Increase (decrease) in income taxes payable                                 (1,049)              160
               Increase in postretirement benefits                                             78                78
               Decrease in other long-term liabilities                                     (1,285)              (15)
                                                                                         --------          --------
            Total reconciling items                                                        (9,264)            1,578
                                                                                         --------          --------
            Net cash provided by (used in) operating activities                            (6,104)            1,911
                                                                                         --------          --------

Cash flows from investing activities:
     Book value of equipment disposals                                                         15                56
     Capital expenditures                                                                  (1,967)           (1,232)
     Other                                                                                   (238)             (118)
                                                                                         --------          --------
        Net cash used in investing activities                                              (2,190)           (1,294)
                                                                                         --------          --------

Cash flows from financing activities:
     Proceeds from line of credit                                                              --               764
     Reductions to long-term debt                                                             (45)             (669)
     Issuance of common stock                                                              14,159                --
     Exercise of stock options                                                                695                93
                                                                                         --------          --------
        Net cash provided by financing activities                                          14,809               188
                                                                                         --------          --------

Net increase in cash and cash equivalents                                                   6,515               805
Cash and cash equivalents at beginning of period                                            1,389               587
                                                                                         --------          --------

Cash and cash equivalents at end of period                                               $  7,904          $  1,392
                                                                                         ========          ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                           ---------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                             JUNE 30, 1997 AND 1996
                             ----------------------



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

The Company serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion of analog to digital systems. The Company also provides extremely stable cesium standards and GPS receivers that generate and capture timing and frequency products for use in wireline telecommunications networks. In addition to providing time and frequency standards for telecommunications applications, the Company is a leading supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. The Company also manufactures frequency sources for satellites, including GPS satellites that utilize the Company's cesium clocks to provide highly accurate timing and navigation information throughout the world. Finally, the Company provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                              Percentage of Net Sales
                                        --------------------------------------------------------------------
                                        Three Months Ended June 30,             Year Ended December 31,
                                        ---------------------------        ---------------------------------
                                            1997          1996              1996          1995         1994
                                           ------        ------            ------        ------       ------
Net sales...........................        100.0%        100.0%            100.0%        100.0%       100.0%
                                           ------        ------            ------        ------       ------
Costs and expenses
   Cost of goods sold...............         59.4%         60.6%             61.3%         59.5%        56.6%
   Selling..........................         13.5%         14.5%             13.3%         14.6%        16.8%
   Product development..............          7.7%          9.3%              8.3%         10.5%         8.1%
   General and administrative.......          8.2%         11.5%             11.0%         12.6%        12.7%
   Interest, net....................          1.2%          2.8%              2.5%          2.5%         0.8%
                                           ------        ------            ------        ------       ------
Income before income taxes..........         10.1%          1.3%              3.6%          0.3%         5.0%
Income tax provision................          4.1%          0.5%              1.5%          0.2%         2.0%
                                           ------        ------            ------        ------       ------
Net income..........................          5.9%          0.7%              2.1%          0.1%         3.0%
                                           ======        ======            ======        ======       ======



Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales increased 63.2% to $33.1 million for the quarter ended June 30, 1997 from $20.2 million for the corresponding quarter in 1996. For the six months ended June 30, 1997, net sales increased 55.0% to $61.8 million from $39.9 million for the corresponding period of 1996. The increase was primarily the result of increased sales into the wireless telecommunications market. In particular, net sales were positively impacted by increased product deliveries to Lucent Technologies, Inc., the Company's largest customer, for implementation in cellular and PCS networks. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products.

Gross Margins. Gross Margins are derived from net sales and cost of goods sold, which consist primarily of raw materials, labor, overhead and warranty costs. Gross margins increased to 40.6% for the quarter ended June 30, 1997 from 39.4% for the corresponding quarter in 1996. For the six months ended June 30, 1997, gross margins increased to 40.1% from 39.8% for the corresponding period of 1996. The increase in gross margins was primarily the result of efficiency improvements and cost reductions. Gross margins can be adversely affected by a number of factors, including product mix, pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers orders.

Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense also includes expenses related to advertising and trade shows. Selling expense increased by 51.4% to $4.5 million for the quarter ended June 30, 1997, from $2.9 million for the corresponding quarter of 1996. For the six months ending June 30, 1997, selling expense increased by 46.5% to $8.3 million from $5.6 million for the corresponding period of 1996. The increase is due to additional marketing programs and commissions on increased sales volume. The increase was partially offset by increased sales to Lucent and other OEM customers which involve substantially lower commission rates. As a percentage of net sales, selling expense decreased to 13.5% for the quarter ended June 30, 1997, from 14.5% for the corresponding quarter of 1996. For the six months ending June 30, 1997, selling expense, as a percentage of sales, decreased to 13.4% from 14.2% for the corresponding six months of 1996. The decreases were due to a larger sales base.

Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased by 35.8% to $2.6 million for the quarter ended June 30, 1997, from $1.9 million for the corresponding quarter of 1996. For the six months ending June 30, 1997, product development expense increased by 25.7% to $4.9 million from $3.9 million for the corresponding six months of 1996. The increase was primarily due to increased telecommunication-related software development. As a percentage of net sales, product development expenses decreased to 7.7% for the quarter ended June 30, 1997, from 9.3% for the corresponding quarter of 1996. For the six months ending June 30, 1997, product development expense, as a percentage of sales, decreased to 8.0% from 9.8% for the corresponding six months of 1996. The decrease is due to a larger sales base. The Company believes that product development projects will result in increased expenses in the remainder of 1997. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, financial condition and results of operations.

General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense increased by 16.2% to $2.7 million for the quarter ended June 30, 1997, from $2.3 million for the corresponding quarter of 1996. For the six months ended June 30, 1997, general and administrative expense increased by 14.5% to $5.3 million from $4.6 million for the corresponding six months of 1996. The increase was primarily due to increased bonus accruals resultant from the Company's increased income. As a percentage of net sales, general and administrative expense decreased to 8.2% for the quarter ended June 30, 1997, from 11.5% for the corresponding quarter of 1996. For the six months ended June 30, 1997, general and administrative expense decrease to 8.6% from 11.6% for the corresponding six months of 1996. The decrease is due to a larger sales base.

Interest, Net. Interest expense decreased by $183,000 to $393,000 for the quarter ended June 30, 1997 from $576,000 in the corresponding quarter in 1996. For the six months ending June 30, 1997, interest expense decreased by $194,000 to $931,000 from $1.1 million in the corresponding six months of 1996. The decrease is due to a reduction in the Company's debt levels and interest earned on cash resulting from the Company's follow-on offering of common stock.

Weighted Average Number of Shares Outstanding. The weighted average number of shares outstanding increased for the quarter ended June 30, 1997, as a result of shares issued in the follow-on offering, an increase in the average market price of the Company's common stock, the issuance in September 1996 of a warrant to purchase 175,000 shares of common stock in connection with the restructuring of the Company's long-term debt, and the exercise of stock options.

Liquidity and Capital Resources
-------------------------------

The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 11, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million.

Cash used in operations was approximately $6.1 million for the six months ended June 30, 1997, compared to cash provided by operations of approximately $1.9 million for the corresponding six months of 1996. Cash flows in the first six months of 1997 were adversely affected by greater working capital needs in connection with increased production levels associated with building inventories for sales into the cellular and PCS markets.

Cash used in investing activities was approximately $2.2 million for the six months ended June 30, 1997, compared to $1.3 million for the corresponding period in 1996, reflecting increased expenditures for property and equipment. The Company currently anticipates that capital expenditures for fiscal 1997 will be approximately $4 million.

Cash provided by financing activities was approximately $14.8 million for the six months ended June 30, 1997, compared to $188,000 for the corresponding period in 1996. The increase was primarily due to the Company's follow-on offering.

Accounts receivable increased by $706,000 to $17.5 million at June 30, 1997, from $16.8 million at December 31, 1996, due to increased shipment levels in the period ended June 30, 1997, as compared to the corresponding period ended December 31, 1996.

Inventories increased to $27.2 million at June 30, 1997, from $19.3 million at December 31, 1996, to cover the anticipated expansion of wireless telecommunication product deliveries, and in particular products for implementation in PCS networks.

Accounts payable decreased to $7.0 million at June 30, 1997, from $7.5 million at December 31, 1996, due to the timing of vendor invoicing.

At June 30, 1997, the Company had working capital of $42.9 million and a current ratio of 4.5:1 compared to working capital of $26.0 million and a current ratio of 2.9:1 at December 31, 1996. The Company's long-term debt is provided by The Prudential Insurance Company of America ("Prudential"). This credit facility consists of: (i) $6.0 million of Series A senior secured promissory notes to mature September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999 and (ii) $12.0 million of Series B senior secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In connection with entering into this facility, the Company issued common stock warrants for the purchase of 175,000 shares of common stock at an exercise price per share of $11.50. As of June 30, 1997, none of the warrants had been exercised.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)  The Annual Meeting of Stockholders was held on June 5, 1997

          (b)    (i) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of broker non-votes:

                                     Number of                     Number of
          Name                      Votes "For"                Votes "Withheld"
          ----                      -----------                ----------------
          R. David Hoover            4,570,840                      225,859
          Edward A. Money            4,569,740                      226,959

                (ii) The terms of the following directors of the company
                     continued after the meeting: Louis B. Horwitz, Dan L. McGurk, G. Tilton Gardner, and Michael M. Mann.

          (c)    (i) Set forth below are the results of the voting at the
                     meeting with respect to the proposal to adopt the Company's Employee Stock Purchase Plan, which authorizes the Company to issue, or purchase in open market transactions, 250,000 shares of Common Stock of the Company for purchase through payroll deductions by participating employees of the
                     Company:


          Number of                  Number of                     Number of                    Number of
          Votes "For"             Votes "Against"                "Abstentions"             Broker "Non-Votes"
          -----------             ---------------                -------------             ------------------
          3,201,053                    393,423                       18,305                    1,156,918


                (ii) Set forth below are the results of the voting at the
                     meeting with respect to the proposal to amend the Company's 1994 Stock Incentive Plan to increase the number of shares issuable thereunder by 200,000 shares and increase the total number of shares represented by options or rights to purchase under the 1994 Stock Incentive Plan that may be granted or offered under stock options or rights to purchase to any one person during any calender year by 100,000 shares:


          Number of                  Number of                     Number of                    Number of
          Votes "For"             Votes "Against"                "Abstentions"             Broker "Non-Votes"
          -----------             ---------------                -------------             ------------------
          2,404,296                   1,182,379                      26,106                      1,183,918


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit No.                 Description
               -----------                 -----------

                  27.2                     Financial Data Schedule


          (b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Louis B. Horwitz                          Date     August 13, 1997
------------------------------------------           --------------------
Louis B. Horwitz, President



/s/ David A. Young                            Date     August 13, 1997
------------------------------------------           --------------------
David A. Young, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                     Sequentially
                                                                       Numbered
Exhibit No.       Description                                            Page
-----------       -----------                                        ------------
  27.2            Financial Data Schedule
