Form 10-Q
period 1997-09-30
DATUM INC
filed 1997-11-13
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                      .
                               -----------------    ---------------------
Commission file no. 0-6272

                                   DATUM INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            95-2512237
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     9975 TOLEDO WAY, IRVINE, CA                                 92618-1819
(Address of principal executive offices)                         (Zip code)

                                 (714) 598-7500
              (Registrant's telephone number, including area code)

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

      The registrant had 5,317,344 shares of common stock outstanding as of September 30, 1997.

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................. 3

Item 2.   Management's Discussion and
          Analysis of Financial Condition and Results of Operations............. 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...........12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................................13

Signatures......................................................................14

Exhibit Index...................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                   SEPTEMBER 30,  December 31,
A S S E T S                                            1997          1996
                                                   ------------   ------------
Current assets
    Cash and cash equivalents                         $ 9,887     $ 1,389
    Accounts receivable                                14,763      16,816
    Inventories
       Purchased parts                                  8,184       7,074
       Work-in-process                                 14,694       9,096
       Finished products                                7,104       3,100
                                                      -------     -------
                                                       29,982      19,270

    Prepaid expenses                                      423         425
    Deferred income taxes                               2,007       2,007
                                                      -------     -------

              Total current assets                     57,062      39,907

Plant and equipment
    Land                                                2,040       2,040
    Buildings                                           4,553       4,494
    Equipment                                          18,287      15,685
    Leasehold improvements                                963         930
                                                      -------     -------
                                                       25,843      23,149

Less accumulated depreciation and amortization          9,582       7,894
                                                      -------     -------

                                                       16,261      15,255
                                                      -------     -------

Excess of purchase price over net assets acquired      12,349      13,020
Other assets                                              446         506
                                                      -------     -------

                                                      $86,118     $68,688
                                                      =======     =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                SEPTEMBER 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1997           1996
                                                ------------    ------------
Current liabilities
    Accounts payable                              $  6,165      $  7,542
    Accrued salaries and wages                       2,910         2,693
    Accrued warranty                                 1,165         1,434
    Other accrued expenses                           1,568         1,119
    Income taxes payable                               336         1,049
    Current portion of long-term debt                   31            41
                                                  --------      --------

              Total current liabilities             12,175        13,878
                                                  --------      --------

Long-term debt                                      17,388        17,318
                                                  --------      --------

Postretirement benefits                                563           446
                                                  --------      --------

Other long-term liabilities                            135         1,428
                                                  --------      --------

Deferred income taxes                                  995           995
                                                  --------      --------

Stockholders' equity

    Preferred stock, par value $.25 per share
       Authorized - 1,000,000 shares
       Issued - none                                    --            --
    Common stock, par value $.25 per share
       Authorized - 10,000,000 shares
       Issued -  5,317,344 shares in 1997
                 4,091,291 shares in 1996            1,329         1,023
    Additional paid-in capital                      41,360        25,845
    Retained earnings
       Beginning of period                           7,956         5,982
       Net income                                    4,774         1,974
                                                  --------      --------
       End of period                                12,730         7,956

    Cumulative translation adjustment                 (557)         (201)
                                                  --------      --------

              Total stockholders' equity            54,862        34,623
                                                  --------      --------

                                                  $ 86,118      $ 68,688
                                                  ========      ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                   ----------------------      ----------------------
                                     1997          1996          1997          1996
                                   --------      --------      --------      --------
Net sales                          $ 30,209      $ 24,507      $ 91,984      $ 64,357
                                   --------      --------      --------      --------
Costs and expenses
    Cost of goods sold               18,125        15,203        55,135        39,182
    Selling                           3,976         2,944        12,245         8,590
    Product development               2,529         1,895         7,450         5,810
    General and administrative        2,440         2,843         7,728         7,463
    Interest expense                    513           530         1,567         1,662
    Interest (income)                  (110)           (7)         (233)          (14)
                                   --------      --------      --------      --------
                                     27,473        23,408        83,892        62,693
                                   --------      --------      --------      --------

Income before income taxes            2,736         1,099         8,092         1,664
Income tax provision                  1,122           450         3,318           682
                                   --------      --------      --------      --------

Net income                         $  1,614      $    649      $  4,774      $    982
                                   ========      ========      ========      ========

Net income per share               $    .28      $    .15      $    .90      $    .23
                                   ========      ========      ========      ========

Weighted average number of
    shares outstanding                5,799         4,237         5,307         4,229
                                   ========      ========      ========      ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                   ----------------------------
                                                                   SEPTEMBER 30,  September 30,
                                                                      1997            1996
                                                                   ------------   ------------
Cash flows from operating activities:
    Net income                                                       $  4,774        $   982
                                                                     --------        -------
    Adjustments to reconcile income to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                2,291          2,358
           Amortization of goodwill                                       671            671
           Contribution of shares of common stock to
              the Company's 401(k) plan                                   477            348
           Changes in assets and liabilities
              (Increase) decrease in accounts receivable                2,053         (3,295)
              Decrease in income tax refund receivable                     --              1
              (Increase) decrease in inventories                      (10,712)         2,358
              (Increase) decrease in prepaid expenses                       2           (221)
              Increase in other assets                                    (27)           (11)
              Increase (decrease) in accounts payable                  (1,377)         1,031
              Increase (decrease) in accrued expenses                     397         (1,121)
              Decrease in customer deposits                                --            (74)
              Increase (decrease) in income taxes payable                (713)           575
              Increase in postretirement benefits                         117            117
              Decrease in other long-term liabilities                  (1,293)           (23)
                                                                     --------        -------
           Total reconciling items                                     (8,114)         2,714
                                                                     --------        -------
           Net cash provided by (used in) operating activities         (3,340)         3,696
                                                                     --------        -------
Cash flows from investing activities:
    Book value of equipment disposals                                      32             56
    Capital expenditures                                               (3,151)        (1,554)
    Other                                                                (343)           (48)
                                                                     --------        -------
       Net cash used in investing activities                           (3,462)        (1,546)
                                                                     --------        -------
Cash flows from financing activities:
    Proceeds from line of credit                                           --            203
    Reductions to long-term debt                                          (45)        (1,351)
    Issuance of common stock                                           14,156             --
    Exercise of stock options                                           1,189             98
                                                                     --------        -------
       Net cash provided by (used in) financing activities             15,300         (1,050)
                                                                     --------        -------
Net increase in cash and cash equivalents                               8,498          1,100
Cash and cash equivalents at beginning of period                        1,389            587
                                                                     --------        -------
Cash and cash equivalents at end of period                           $  9,887        $ 1,687
                                                                     ========        =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                           ---------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                           SEPTEMBER 30, 1997 AND 1996
                           ---------------------------

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                  Percentage of Net Sales
                                  ---------------------------------------------------
                                  Three Months Ended
                                     September 30,          Year Ended December 31,
                                    1997       1996       1996       1995       1994
                                    -----      -----      -----      -----      -----
Net sales                           100.0%     100.0%     100.0%     100.0%     100.0%
                                    -----      -----      -----      -----      -----
Costs and expenses
   Cost of goods sold                60.0%      62.0%      61.3%      59.5%      56.6%
   Selling                           13.2%      12.0%      13.3%      14.6%      16.8%
   Product development                8.4%       7.7%       8.3%      10.5%       8.1%
   General and administrative         8.1%      11.6%      11.0%      12.6%      12.7%
   Interest, net                      1.3%       2.1%       2.5%       2.5%       0.8%
                                    -----      -----      -----      -----      -----
Income before income taxes            9.1%       4.5%       3.6%       0.3%       5.0%
Income tax provision                  3.7%       1.8%       1.5%       0.2%       2.0%
                                    -----      -----      -----      -----      -----
Net income                            5.3%       2.6%       2.1%       0.1%       3.0%
                                    =====      =====      =====      =====      =====

Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales increased 23.3% to $30.2 million for the quarter ended September 30, 1997 from $24.5 million for the corresponding quarter in 1996. All business units showed double digit growth for the quarter ended September 30, 1997 over the corresponding quarter of 1996. Net sales were impacted by a major customer's enactment of a consignment finished goods policy resulting in a net sales reduction for the quarter ended September 30, 1997 of approximately $2.5 million. For the nine months ended September 30, 1997, net sales increased 42.9% to $92.0 million from $64.4 million for the corresponding period of 1996. The increase was primarily the result of increased sales into the wireless telecommunications market. In particular, net sales were positively impacted by increased product deliveries to Lucent Technologies, Inc., the Company's largest customer, for implementation in cellular and PCS networks. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products.

Gross Margins. Gross Margins are derived from net sales and cost of goods sold, which consist primarily of raw materials, labor, overhead and warranty costs. Gross margins increased to 40.0% for the quarter ended September 30, 1997 from 38.0% for the corresponding quarter in 1996. For the nine months ended September 30, 1997, gross margins increased to 40.1% from 39.1% for the corresponding period of 1996. The increase in gross margins was primarily the result of efficiency improvements and cost reductions. Gross margins can be adversely affected by a number of factors, including product mix, pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers orders.

Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense also includes expenses related to advertising, and trade shows. Selling expense increased by 35.1% to $4.0 million for the quarter ended September 30, 1997, from $2.9 million for the corresponding quarter of 1996. For the nine months ending September 30, 1997, selling expense increased by 42.5% to $12.2 million from $8.6 million for the corresponding period of 1996. The increase was due to additional marketing programs and commissions on increased sales volume and product mix. The increase was partially offset by increased sales to OEM customers which involve substantially lower commission rates. As a percentage of net sales, selling expense increased to 13.2% for the quarter ended September 30, 1997, from 12.0% for the corresponding quarter of 1996. For the nine months ending September 30, 1997 and the corresponding nine months of 1996, selling expense, as a percentage of sales, was 13.3%

Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased by 33.5% to $2.5 million for the quarter ended September 30, 1997, from $1.9 million for the corresponding quarter of 1996. For the nine months ending September 30, 1997, product development expense increased by 28.2% to $7.5 million from $5.8 million for the corresponding nine months of 1996. The increase was primarily due to increased telecommunication-related software development. As a percentage of net sales, product development expenses increased to 8.4% for the quarter ended September 30, 1997, from 7.7% for the corresponding quarter of 1996. For the nine months ending September 30, 1997, product development expense, as a percentage of sales, decreased to 8.1% from 9.0% for the corresponding nine months of 1996. The decrease was due to a larger sales base. The Company believes that product development projects will result in increased expenses in the remainder of 1997. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, financial condition and results of operations.

General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense decreased by 14.2% to $2.4 million for the quarter ended September 30, 1997, from $2.8 million for the corresponding quarter of 1996. The decrease was primarily due to the reorganizing and consolidating of functions in the latter part of 1996. For the nine months ended September 30, 1997, general and administrative expense increased by 3.6% to $7.7 million from $7.5 million for the corresponding nine months of 1996. The increase was primarily due to increased bonus accruals resultant from the Company's increased income. As a percentage of net sales, general and administrative expense decreased to 8.1% for the quarter ended September 30, 1997, from 11.6% for the corresponding quarter of 1996. For the nine months ended September 30, 1997, general and administrative expense decreased to 8.4% from 11.6% for the corresponding nine months of 1996. The decrease was due to a larger sales base.

Interest, Net. Interest expense decreased by $17,000 to $513,000 for the quarter ended September 30, 1997 from $530,000 in the corresponding quarter in 1996. For the nine months ending September 30, 1997, interest expense decreased by $95,000 to $1.6 from $1.5 million in the corresponding nine months of 1996.

Weighted Average Number of Shares Outstanding. The weighted average number of shares outstanding increased for the quarter ended September 30, 1997, as a result of shares issued in the follow-on offering, an increase in the average market price of the Company's common stock, and the exercise of stock options.

Liquidity and Capital Resources
-------------------------------

The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 11, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million.

Cash used in operations was approximately $3.3 million for the nine months ended September 30, 1997, compared to cash provided by operations of $3.7 million for the corresponding nine months of 1996. Cash flows in the first nine months of 1997 were adversely affected by greater working capital needs in connection with increased production levels associated with building inventories for sales into the cellular and PCS markets.

Cash used in investing activities was approximately $3.5 million for the nine months ended September 30, 1997, compared to $1.5 million for the corresponding period in 1996, reflecting increased expenditures for property and equipment. The Company currently anticipates that capital expenditures for fiscal 1997 will be approximately $4 million.

Cash provided by financing activities was approximately $15.3 million for the nine months ended September 30, 1997, compared to $1.1 million cash used in financing activities for the corresponding period in 1996. The increase was primarily due to the Company's follow-on offering of common stock.

Accounts receivable decreased by $2.0 million to $14.8 million at September 30, 1997, from $16.8 million at December 31, 1996, due to decreased billable shipment levels in the latter part of the period ended September 30, 1997, as compared to the corresponding period ended December 31, 1996. Approximately $2.5 million in shipments in the latter part of the period ended September 30, 1997 were to consignment inventory, a purchasing policy change at a major customer, and therefore were not billable.

Inventories increased to $30.0 million at September 30, 1997, from $19.3 million at December 31, 1996. The Company's production rate had increased since late 1996 to meet strong demand for wireless telecommunication products. However, due to fluctuations in demand, the inventory level at of September 30, 1997, exceeds short term demand. Production is being reduced to lower inventory to more appropriate levels.

Accounts payable decreased to $6.2 million at September 30, 1997, from $7.5 million at December 31, 1996, due to the timing of vendor invoicing.

At September 30, 1997, the Company had working capital of $44.9 million and a current ratio of 4.7:1 compared to working capital of $26.0 million and a current ratio of 2.9:1 at December 31, 1996. The Company's long-term debt is provided by The Prudential Insurance Company of America ("Prudential"). This credit facility consists of: (i) $6.0 million of Series A senior secured promissory notes to mature September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999 and (ii) $12.0 million of Series B senior secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In connection with entering into this facility, the Company issued common stock warrants for the purchase of 175,000 shares of common stock at an exercise price per share of $11.50. As of September 30, 1997, none of the warrants had been exercised.

Under the Company's line of credit with Wells Fargo Bank, the Company has a two-year revolving line of credit not to exceed the principal amount of $12.0 million, expiring November 1, 1998, bearing interest at the Bank's prime rate or at LIBOR plus 2.25%. The Wells Fargo credit facility and the Prudential credit facility provide the Company with the aggregate borrowing capacity of $30 million.

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

Information Regarding Potential Fluctuations in Quarterly Operating Results
---------------------------------------------------------------------------

The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the time, availability and sale of new products; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the sales cycles for many of the Company's products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. The timing of these transactions could cause additional variability in the Company's operating results. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing time and frequency products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, purchasing policy changes, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

        Omitted as inapplicable to the Company.

                           PART II. OTHER INFORMATION
                           --------------------------

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


DATUM INC.


  /s/ Louis B. Horwitz                           Date     November 13, 1997
----------------------------------------------       ----------------------
Louis B. Horwitz, President


  /s/ David A. Young                             Date     November 13, 1997
----------------------------------------------       ----------------------
David A. Young, Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

                                                                    Sequentially
                                                                      Numbered
Exhibit No.       Description                                           Page
-----------       -----------                                           ----
  27.3            Financial Data Schedule