Form 10-K405
period 1997-12-31
DATUM INC
filed 1998-03-24
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1997

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

                    9975 Toledo Way, Irvine, California 92618
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (714) 598-7500

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
     None                                              None

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

Yes    X       No
   ---------      ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 16,1998, was approximately $62,529,684.

The number of outstanding shares of the Registrant's Common Stock as of March 16, 1998 was 5,348,633.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1998 (to be filed with the Commission within 120 days of December 31, 1997):
Part III, Items 10-13.

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

                                     PART I
Item 1. BUSINESS.

GENERAL

        Datum designs, manufactures and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks and in numerous other applications. Utilizing its more than 29 years of experience with time and frequency standards, Datum supplies products that can provide accurate time to within a fraction of one second over 100,000 years. Datum serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular and Personal Communications Services ("PCS") networks. The Company's Efratom subsidiary invented the rubidium oscillator in 1971 and believes it currently supplies approximately 80% of the high-precision, rubidium atomic clocks used in cellular and PCS network base stations in the United States. Datum is a major supplier of extremely precise cesium standards and Global Positioning System ("GPS") receivers that generate or capture time and frequency information for use in wireline telecommunications infrastructures.

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

        Wireless -- PCS. PCS was developed, in part, to provide an improved quality of wireless service and accommodate the increasing volume of transmissions utilizing wireless networks. PCS systems operate in a manner similar to cellular networks, but at a much higher frequency. As a result, PCS networks require a greater number of lower powered "microcells," located more closely together. As in cellular networks, time and frequency devices are necessary to synchronize the flow of voice and data transmissions. The base station in each PCS microcell and each PCS network switch connected to the wireline network requires one or more stable, reliable timing devices to ensure accurate synchronization.

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

        Rubidium oscillators combine sophisticated glassware, light detection devices and electronics packages to generate a highly stable frequency output. Rubidium, when energized by a specific radio frequency, will absorb less light. The oscillator's electronics package generates this specific frequency and the light detection device ensures, through monitoring the decreased absorption of light by the rubidium and the use of feedback control loops, that this specific frequency is maintained. This highly stable frequency is then captured by the electronic package and generated as an output signal. Rubidium oscillators provide atomic oscillator stability, somewhat less stable than cesium over long durations, but generally at lower cost and in smaller packages.

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

    Product Development

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

        Although the Company maintains an active development program to improve its product offerings, including specific goals of smaller product size and lower unit cost, there can be no assurance such efforts will be successful, that its new products will achieve customer acceptance or that its customers products will achieve market acceptance. Failure to develop, or introduce on a timely basis, new products, or product enhancements that achieve market acceptance could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. The Company acquired all the assets of Sigma Tau Standards Corporation, the leading producer of hydrogen maser clocks, the most accurate timing device available. The acquisition allowed the Company to broaden its range of advanced timing solutions.

        Research and development expenses totalled $10.7 million, $7.7 million and $7.1 million in 1997, 1996 and 1995, respectively.

CUSTOMERS

        A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies, Inc. ("Lucent"), accounted for approximately 38% and 36% of net sales for the years ended December 31, 1997 and 1996, respectively. The Company's second largest customer, Motorola, Inc., accounted for 10% of net sales in 1997 and less than 10% of net sales in 1996. Further, the Company's five largest customers accounted for approximately 58% and 53% of net sales during the same period. The Company believes that its major customers continually evaluate whether to purchase time and frequency products from alternate or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, results of operations and financial condition.


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

        Export sales of the Company's products were approximately 19%, 22% and 19% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's total sales for the foreseeable future. As a result, the Company is subject to various risks, which include: economic instability in Asia; a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; health and safety requirements; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; restrictions against the repatriation of earnings; export control restrictions; overlapping or differing tax structures; political instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

BACKLOG

        The Company's backlog of orders was approximately $34.0 million on December 31, 1997, compared to approximately $43.7 million a year earlier. The Company considers as backlog all orders that are expected to be shipped to customers within a 6-month period. As part of the Company's close working relationships with its major OEM customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their time and frequency product requirements and to inventory products at the Company's facilities for just-in-time delivery to the OEM customers. Therefore, although contracts with such customers typically specify aggregate volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only days or a few weeks prior to the required delivery date to the OEM customer. As a result of possible changes in product delivery schedules, cancellations of orders and potential delays in product shipments and orders received for products shipped in the same quarter, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period.

GOVERNMENT CONTRACTS

        The Company believes that approximately 13% of its sales in 1997 were made either directly to United States government agencies or indirectly to U.S. government agencies through subcontracts as compared to approximately 15% in 1996 and 22% in 1995 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the U.S. government.

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

MANUFACTURING

        The Company manufactures its products at its plants in Irvine and San Jose, California; Austin, Texas; Beverly, Massachusetts; and Hofolding, Germany. The Company's Irvine, Austin and Beverly facilities have received ISO 9001 certification, and the Company intends to seek such certification for its San Jose facility. The manufacturing process involves the assembly of numerous individual components by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company also manufactures the physics packages for its cesium and rubidium oscillators. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers. In some cases, as a result of customer requirements and the long manufacturing process of certain of the Company's products, the Company maintains up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory.

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

EMPLOYEES

        The Company had 656 employees at December 31, 1997. None of the Company employees are represented by a union. The Company believes its relations with its employees are good.

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

        Louis B. Horwitz, the Company's President and Chief Executive Officer, and Chairman of the Company's Board of Directors, will, on April 6, 1998, relinquish the roles of President and Chief Executive Officer to Mr. Erik H. van der Kaay who will also assume the role of a member of the Board of Directors.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

Item 4A.       Executive Officers of the Registrant

The following is a list of the executive officers of the Registrant:


        Name                     Age                 Positions and Offices with the Registrant
        ----------------         ---        ------------------------------------------------------
        Louis B. Horwitz          70        President and Chairman of the Board of Directors of
                                            the Company since October 1976 and a director of the
                                            Company since May 1975.  Prior to joining the
                                            Company, Mr. Horwitz was an independent management
                                            consultant

        Name                     Age                 Positions and Offices with the Registrant
        ----------------         ---        ------------------------------------------------------
                                            and an Executive Vice President of Xerox
                                            Data Systems, a manufacturer of computers.

        Heinz Badura              60        Vice President of the Company and President of its
                                            Efratom subsidiary since August 1995.  From 1973 to
                                            1995, he held a variety of positions at Efratom, most
                                            recently as Vice President.

        Paul Baia                 45        Vice President of the Company since January 1996 and
                                            President of its Frequency Time Systems subsidiary
                                            since January 1996.  From January 1990 to January
                                            1996 he was General Manager of FTS.  From March 1988
                                            to January 1990 he was Director of Operations for FTS.

        John (Jack) R. Rice       53        Vice President of the Company since April 1994 and
                                            President of the Company's Austron, Inc. subsidiary
                                            since May 1995.  From April 1994 to May 1995 he was
                                            General Sales Manager of the Company.  From 1987 to
                                            1994, he served as Director of North American Sales
                                            and of OEM Sales for Emulex Corporation, a computer
                                            hardware manufacturing company.

        David C. Robinson         57        Vice President of the Company and President of the
                                            Company's Bancomm Division since March 1994.  From
                                            February 1986 to March 1994, he served as General
                                            Manager of the Bancomm Division.  Mr. Robinson became
                                            President of Bancomm Corporation in 1984, which he
                                            served as Vice President of Marketing since May 1978.

        Raymond L. Waguespack     66        Vice President of the Company since 1989 and
                                            Secretary of the Company from October 1993 to July
                                            1994 and Vice President, International Sales since
                                            April 1996.  He has been President of the Company's
                                            Timing Division since October 1993.  From April 1993
                                            to September 1993, he served as International Sales
                                            and Marketing Manager of the Timing Division.  From
                                            September 1989 to March 1993, Mr. Waguespack served
                                            as President of TCXO Enterprises, formerly Spectrum
                                            Technology, Inc., a former subsidiary of the Company,
                                            which manufactured quartz oscillators.

        David A. Young            54        Vice President, Chief Financial Officer, Secretary
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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of the Company's common stock are traded on The Nasdaq Stock Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of common stock of the Company as reported on The Nasdaq Stock Market for each quarter of the two most recent fiscal years:


                                                HIGH      LOW
                                                ----      ---
YEAR ENDED DECEMBER 31, 1997
1st Quarter..................................   24-1/2   13-3/4
2nd Quarter..................................   32-5/8   14-1/8
3rd Quarter..................................   49-1/2       30
4th Quarter..................................   40-1/8       12

YEAR ENDED DECEMBER 31, 1996
1st Quarter..................................   11-3/8    8-3/8
2nd Quarter..................................   15-3/4    8-7/8
3rd Quarter..................................   12-1/8    7-1/4
4th Quarter..................................   17-5/8   10-3/8

        It is the policy of the Company to retain earnings to finance the future growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's existing credit arrangements restrict the Company from paying cash dividends.


At March 16, 1998, there were 383 stockholders of record.

Item 6. SELECTED FINANCIAL DATA

       The following selected consolidated financial data has been derived from the financial statements of the Company audited by Price Waterhouse LLP, independent accountants. The consolidated balance sheet at December 31, 1997 and 1996 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1997 and notes thereto appear elsewhere in this Report.


                                                                            Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                               1997                1996             1995(1)             1994               1993
                                            -----------        -----------        -----------        -----------        -----------
                                             (In thousands, except share and per share data)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Net Sales . . . . . . . . . . . . . . . . . $   114,092        $    91,854        $    67,257        $    30,897        $    24,593
  Costs and expenses:
     Cost of goods sold . . . . . . . . . .      68,235             56,285             40,010             17,491             14,663
     Selling. . . . . . . . . . . . . . . .      15,808             12,182              9,836              5,206              4,461
     Product development. . . . . . . . . .      10,650              7,667              7,087              2,494              1,877
     General and administrative (2) . . . .       9,479             10,127              8,460              3,934              3,294
                                            -----------        -----------        -----------        -----------        -----------
     Operating income (loss). . . . . . . .       9,920              5,593              1,864              1,772                298
                                            -----------        -----------        -----------        -----------        -----------
     Interest expense . . . . . . . . . . .       2,085              2,255              1,667                241                209
     Interest (income). . . . . . . . . . .        (349)                (7)               (17)               (15)                (7)
                                            -----------        -----------        -----------        -----------        -----------
Income before income taxes. . . . . . . . .       8,184              3,345                214              1,546                 96
Income tax provision. . . . . . . . . . . .       3,355              1,371                154                610                 24
                                            -----------        -----------        -----------        -----------        -----------
Net income. . . . . . . . . . . . . . . . . $     4,829        $     1,974        $        60        $       936        $        72
                                            ===========        ===========        ===========        ===========        ===========
Net income per share:
     Basic . . . . . . . . . . . . . . . .  $       .97        $       .49        $       .02        $       .36        $       .03
                                            ===========        ===========        ===========        ===========        ===========

     Diluted . . . . . . . . . . . . . . .  $       .90        $       .46        $       .02        $       .34        $       .03
                                            ===========        ===========        ===========        ===========        ===========

Shares used in per share calculation:
     Basic . . . . . . . . . . . . . . . .    4,973,228          4,061,014          3,713,710          2,628,721          2,558,356
                                            ===========        ===========        ===========        ===========        ===========
     Diluted . . . . . . . . . . . . . . .    5,389,862          4,253,019          3,954,307          2,732,812          2,558,356
                                            ===========        ===========        ===========        ===========        ===========

                                                                                  December 31,
                                            ---------------------------------------------------------------------------------------
                                               1997               1996               1995               1994               1993
                                            -----------        -----------        -----------        -----------        -----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital. . . . . . . . . . . . . .  $    47,482        $    26,029        $    12,310        $     8,684        $     7,299
Total assets . . . . . . . . . . . . . . .       85,746             68,688             66,137             24,578             23,185
Long-term debt . . . . . . . . . . . . . .       17,418             17,318              7,938                 50                 70
Stockholders' equity . . . . . . . . . . .       56,844             34,623             31,313             16,883             15,639


-----------------

(1) In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH. As a result of the acquisition, the Company experienced an increase in all categories of sales and expenses.

(2) Includes $1.5 million, $1.5 million and $1.1 million for 1997, 1996 and 1995, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

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

         The Company serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion of analog to digital systems. The Company believes it currently supplies approximately 80% of the rubidium atomic clocks used in cellular and PCS network base stations. The Company also provides extremely stable cesium standards and GPS receivers that generate and capture timing and frequency products for use in wireline telecommunications networks. In addition to providing time and frequency standards for telecommunications applications, the Company is a growing supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. The Company also manufactures frequency sources for satellites, including GPS satellites that utilize the Company's cesium clocks to provide highly accurate timing and navigation information throughout the world. Finally, the Company provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations.

         A small number of customers account for a substantial portion of the Company's net sales and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent, accounted for approximately 38% and 36% of net sales for the fiscal years ended December 31, 1997 and 1996. The Company's second largest customer, Motorola, Inc., accounted for 10% of net sales in 1997 and less than 10% of net sales in 1996. Further, the Company's five largest customers, including Lucent, accounted for approximately 58% and 53% of net sales during the same periods. See "Business-Customers."

         The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results on an annual and quarterly basis. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company will maintain its current profitability in the future. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. In 1997, the Company's major customer shifted their purchasing policy to consignment inventory, reducing the billable sales for that customer. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: the economic forces in foreign markets; contractual price reductions on products sold to certain major customers; the time, availability and sale of new products; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. The Company anticipates sales and net income for the first quarter of 1998 may reflect no growth from the fourth quarter of 1997. In addition, the sales cycles for many of the Company's products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. Accordingly, the timing of these transactions could cause additional variability in the Company's operating results. The Company's results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing time and frequency products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales. These percentages are derived from the Company's financial statements included elsewhere in this Report.


                                         Percentage of Net Sales
                                   ----------------------------------
                                         Year Ended December 31,
                                   ----------------------------------
                                    1997          1996          1995
                                   ------        ------        ------
Net sales . . . . . . . . . . . .   100.0%        100.0%        100.0%
                                   ------        ------        ------
Costs and expenses
    Cost of goods sold. . . . . .    59.8%         61.3%         59.5%
  Selling . . . . . . . . . . . .    13.9%         13.3%         14.6%
  Product development . . . . . .     9.3%          8.3%         10.5%
  General and administrative. . .     8.3%         11.0%         12.6%
  Interest, net . . . . . . . . .     1.5%          2.5%          2.5%
                                   ------        ------        ------
Income before income taxes. . . .     7.2%          3.6%          0.3%
Income tax provision. . . . . . .     2.9%          1.5%          0.2%
                                   ------        ------        ------
Net income. . . . . . . . . . . .     4.2%          2.1%          0.1%
                                   ======        ======        ======


Years Ended December 31, 1997 and December 31, 1996

Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales increased 24.2% from $91.9 million in 1996 to $114.1 million in 1997. This increase was primarily the result of increased sales into each of the

Company's principal markets. In particular, net sales were positively impacted as a result of increased sales of rubidium oscillators into the cellular and PCS wireless telecommunications markets. The Company's sales in the enterprise computing market also showed significant growth, largely due to increased international business.

        Direct and indirect sales to the United States government increased 8.6% from $13.9 million in 1996 to $15.1 million in 1997, constituting approximately 15.1% and 13.2% of net sales, respectively. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract.

Gross Margins. Gross margins are derived from net sales and cost of goods sold, which consists primarily of raw materials, labor, overhead and warranty costs. Gross margins were 40.2% and 38.7% in 1997 and 1996, respectively. The increase in gross margins in 1997 was primarily the result of an increased percentage of the Company's net sales in wireless telecommunications products, along with productivity improvements. Gross margins can be adversely affected by a number of factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers' orders.

Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense as a percentage of net sales was 13.9% and 13.3% in 1997 and 1996, respectively. The increase in selling expense resulted from increased commissions and increased costs in 1997 for international sales. Selling expense increased by 29.8% from $12.2 million in 1996 to $15.8 million in 1997, primarily as a result of increased net sales and the creation of the Company's international sales division in 1996.

Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased 38.9% from $7.7 million in 1996 to $10.7 million in 1997, representing 8.3% and 9.3% of net sales, respectively. The dollar increase resulted from the commencement of development programs in 1997 to improve certain products through new chip designs and software development.

        Although the Company maintains an active development program to improve its product offerings, there can be no assurance that such efforts will be successful, that its new products will be developed on a timely basis and will achieve customer acceptance. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could adversely affect the Company's business, operating results and financial condition.

General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense decreased by 6.4% from $10.1 million in 1996 to $9.5 million in 1997, and decreased as a percentage of net sales from 11.0% in 1996 to 8.3% in 1997. Such expenses include $1.5 million and $1.5 million for 1997 and 1996, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

Interest, Net. Interest decreased 22.8% from $2.2 million in 1996 to $1.7 million in 1997, primarily as a result of the reduction of debt with proceeds from the follow-on public offering completed April 2, 1997 of approximately one million shares at $15 per share.



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

        Gross Margins. Gross margins were 40.5% and 38.7% in 1995 and 1996, respectively. The decrease in gross margins in 1996 was primarily the result of Lucent accounting for an increased percentage of the Company's net sales and price reductions on certain products purchased by Lucent pursuant to the terms of its supply agreement with the Company. The decrease was partially offset by increased margins on certain of the Company's other product lines.

        Selling Expense. Selling expense as a percentage of net sales was 14.6% and 13.3% in 1995 and 1996, respectively. The decrease in selling expense as a percentage of net sales between 1995 and 1996 resulted from increased sales to Lucent and other OEM customers which involve substantially lower commission rates. Selling expense increased by 23.9% from $9.8 million in 1995 to $12.2 million in 1996, primarily as a result of increased net sales and the creation of the Company's international sales division in 1996.

        Product Development. Product development expense increased 8.2% from $7.1 million in 1995 to $7.7 million in 1996, and decreased as percentage of net sales from 10.5% in 1995 to 8.3% in 1996. The dollar increase resulted from the commencement of development programs in 1996 to improve certain products through new chip designs and software development.

        General and Administrative. General and administrative expense increased by 19.7% from $8.5 million in 1995 to $10.1 million in 1996, and decreased as a percentage of the net sales from 12.6% in 1995 to 11.0% in 1996. Includes $1.5 million and $1.1 million for 1996 and 1995, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom. In addition, 1995 general and administrative expense was adversely affected by employee relocation, termination costs and moving expenses relating to the Company's 1995 consolidation of its timing and GPS receiver product lines.

        Interest, Net. Interest expense increased 36.2% from $1.7 million in 1995 to $2.2 million in 1996, primarily as a result of a full year of interest in 1996 versus a partial year of interest in 1995 associated with indebtedness incurred in connection with the acquisition of Efratom in March 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 2, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million. Cash used for operating activities was approximately $4.9 million in 1997, compared to cash provided by operations of approximately $6.7 million in 1996 and cash used for operations of approximately $140 thousand in 1995. Cash flows in 1997 were adversely affected by increasing inventories due to lower than planned revenues. The increase in cash provided by operations for the year ended December 31, 1996 was primarily the result of increased profitability and a decrease in inventory.

        Capital expenditures were approximately $4.5 million, $2.7 million and $2.9 million in 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 was primarily the result of the need to provide manufacturing test equipment for the increased volumes produced in 1997. The 1998 year for capital expenditures should be comparable to the prior year.

        At December 31, 1997, the Company had working capital of $48.4 million and a current ratio of 6.4:1, compared to working capital of $26.0 million and a current ratio of 2.9:1 at December 31, 1996. The increase in working capital is primarily the result of the approximately $15.0 million follow-on public offering concluded by the Company on April 2, 1997. The Prudential credit facility consists of: (I) $6.0 million of Series A Senior Secured promissory notes to mature September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal repaid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999, and (ii) $12.0 million of Series B Senior Secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal repaid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In addition, the Company issued to Prudential common stock warrants for the purchase of 175,000 shares of common stock at an exercise price per share of $11.50. Subsequently, in 1997, Prudential sold these common stock warrants to Swiss Bank Corporation.

        Under the Company's line of credit with Wells Fargo Bank, the Company has a two-year revolving line of credit not to exceed the principal amount of $12.0 million bearing interest at the Bank's prime rate or at LIBOR plus 2.25%. The Company is not currently utilizing the line of credit, which will expire in September 1998. The Company expects to renew the line of credit for a two-year period with Wells Fargo. The Wells Fargo credit facility and the Prudential credit facility provide the Company with an aggregate borrowing capacity of $30 million.

        Under the promissory notes and the credit agreement, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred. The Company currently is in compliance with all such covenants and restrictions.

READINESS FOR THE YEAR 2000

        The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. This year the Company began to prepare its products and review its computer based systems for the Year 2000, including replacing or updating existing systems. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial condition.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held June 4, 1998 to be filed with the Commission on or before April 30, 1998. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

        There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 4, 1998 to be filed with the Commission on or before April 30, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 4, 1998 to be filed with the Commission on or before April 30, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 4, 1998 to be filed with the Commission on or before April 30, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 24th day of March, 1998.

                                   DATUM INC.

                                         By   Louis B. Horwitz
                                           -------------------------------
                                              Louis B. Horwitz
                                              President and Director

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


 /s/ Louis B. Horwitz            President and Director                          March 24, 1998
----------------------------
Louis B. Horwitz                 (Principal Executive Officer)

 /s/ David A. Young              Chief Financial Officer                         March 24, 1998
----------------------------
David A. Young                   (Principal Financial and Accounting Officer)

 /s/ G. Tilton Gardner           Director                                        March 24, 1998
----------------------------
G. Tilton Gardner

 /s/ Dan L. McGurk               Director                                        March 24, 1998
----------------------------
Dan L. McGurk

 /s/ Edward A. Money             Director                                        March 24, 1998
----------------------------
Edward A. Money

 /s/ Michael M. Mann             Director                                        March 24, 1998
----------------------------
Michael M. Mann

 /s/ R. David Hoover             Director                                        March 24, 1998
----------------------------
R. David Hoover

                                   DATUM INC.

               Index To Consolidated Financial Statements Covered
                      By Report of Independent Accountants

                              Item 14(a)(1) and (2)


                                                                                 Page references

                                                                                       Form
                                                                                       10-K
                                                                                       ----
The information under the following captions, is included herein:

     Financial Statements

     Report of independent accountants..................................................F-1

     Consolidated balance sheet at December 31,
       1997 and 1996   .................................................................F-2

     Consolidated statement of operations for each
       of the three years in the period ended
       December 31, 1997................................................................F-3

     Consolidated statement of stockholders' equity
       for each of the three years in the period
       ended December 31, 1997..........................................................F-4

     Consolidated statement of cash flows for each
       of the three years in the period ended
       December 31, 1997................................................................F-5

     Notes to consolidated financial statements.........................................F-6


     Financial Statement Schedules

     VIII - Valuation and Qualifying Accounts...........................................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Datum Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
February 12, 1998

                          DATUM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      DECEMBER 31,
                                                                                                ------------------------
                                                                                                  1997            1996
                                                                                                --------        --------
ASSETS
Current assets
  Cash and cash equivalents .............................................................       $  5,819        $  1,389

  Accounts receivable, less allowance for doubtful accounts of $71 and
     $107 ...............................................................................         15,043          16,816
  Inventories ...........................................................................         31,219          19,270
  Prepaid expenses ......................................................................            363             425
  Deferred income taxes .................................................................          2,648           2,007
  Income tax refund receivable ..........................................................          1,321              --
                                                                                                --------        --------
          Total current assets ..........................................................         56,413          39,907
Land, buildings and equipment, net ......................................................         16,791          15,255
Excess of purchase price over net assets acquired, net of accumulated
  amortization of $2,951 and $2,056 .....................................................         12,126          13,020
Other assets ............................................................................            416             506
                                                                                                --------        --------
                                                                                                $ 85,746        $ 68,688
                                                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ......................................................................       $  3,343        $  7,542
  Accrued salaries and wages ............................................................          3,298           2,693
  Accrued warranty ......................................................................            990           1,434
  Other accrued expenses ................................................................          1,277           1,119
  Income taxes payable ..................................................................             --           1,049
  Current portion of long-term debt .....................................................             23              41
                                                                                                --------        --------
          Total current liabilities .....................................................          8,931          13,878
                                                                                                --------        --------
Long-term debt ..........................................................................         17,418          17,318
                                                                                                --------        --------
Post-retirement benefits ................................................................            602             446
                                                                                                --------        --------
Other long-term liabilities .............................................................            128           1,428
                                                                                                --------        --------
Deferred income taxes ...................................................................          1,823             995
                                                                                                --------        --------
Stockholders' equity--
  Preferred stock, par value $.25 per share
     Authorized - 1,000,000 shares
     Issued - none
  Common stock par value $.25 per share
     Authorized-- 10,000,000 shares
     Issued - 5,332,860 shares in 1997 and 4,091,291 shares in 1996 .....................          1,333           1,023
     Additional paid-in capital .........................................................         43,231          25,845
     Retained earnings ..................................................................         12,785           7,956
     Cumulative translation adjustment ..................................................           (505)           (201)
                                                                                                --------        --------
          Total stockholders' equity ....................................................         56,844          34,623
Commitments (Notes C and I)
                                                                                                --------        --------
                                                                                                $ 85,746        $ 68,688
                                                                                                ========        ========

                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------
                                       1997               1996               1995
                                   -----------        -----------        -----------
Net sales ..................       $   114,092        $    91,854        $    67,257
                                   -----------        -----------        -----------

Costs and expenses:
  Cost of goods sold .......            68,235             56,285             40,010
  Selling ..................            15,808             12,182              9,836
  Product development ......            10,650              7,667              7,087
  General and administrative             9,479             10,127              8,460
  Interest expense .........             2,085              2,255              1,667
  Interest (income) ........              (349)                (7)               (17)
                                   -----------        -----------        -----------
                                       105,908             88,509             67,043
                                   -----------        -----------        -----------
Income before income taxes .             8,184              3,345                214
Income tax provision .......             3,355              1,371                154
                                   -----------        -----------        -----------
Net income .................       $     4,829        $     1,974        $        60
                                   ===========        ===========        ===========
Net income per share:
  Basic ....................       $       .97        $       .49        $       .02
                                   ===========        ===========        ===========
  Diluted ..................       $       .90        $       .46        $       .02
                                   ===========        ===========        ===========
Shares used in per share
calculation: ...............         4,973,228          4,061,014          3,713,710
                                   ===========        ===========        ===========
  Basic
  Diluted ..................         5,389,862          4,253,019          3,954,307
                                   ===========        ===========        ===========


See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    ADDITIONAL                           CUMULATIVE
                                                     COMMON STOCK                     PAID-IN          RETAINED         TRANSLATION
                                            ------------------------------
                                              SHARES              AMOUNT              CAPITAL          EARNINGS          ADJUSTMENT
                                            -----------        -----------          -----------       -----------       -----------
Balances at December 31, 1994 .......         2,668,224        $       667          $    10,294       $     5,922                --
  Issuance of common stock under
     401(k) plan                                 30,328                  8                  347
  Exercise of stock options .........            42,638                 11                  360
  Acquisition of Efratom ............         1,277,778                319               13,417
  Cumulative translation adjustment .                                                                                   $       (92)
  Net income ........................                                                                          60
                                            -----------        -----------          -----------       -----------       -----------
Balances at December 31, 1995 .......         4,018,968              1,005               24,418             5,982               (92)
  Issuance of common stock under
     401(k) plan                                 44,610                 11                  453
  Exercise of stock options .........            27,713                  7                  189
  Issuance of common stock warrants .                                                       785
  Cumulative translation adjustment .                                                                                          (109)
  Net income ........................                                                                       1,974
                                            -----------        -----------          -----------       -----------       -----------
Balances at December 31, 1996 .......         4,091,291              1,023               25,845             7,956              (201)
  Issuance of common stock under
    401(k) plan                                  26,520                  6                  622
  Issuance of common stock under ESP
    plan ............................             5,224                  1                   66
  Exercise of stock options .........           174,825                 44                1,155
  Income tax benefit from stock .....                                                     1,646
    options exercised
  Issuance of common stock, net of
    costs incurred ..................         1,035,000                259               13,897
  Cumulative translation adjustment .                                                                                          (304)
  Net income ........................                                                                       4,829
                                            -----------        -----------          -----------       -----------       -----------
Balances at December 31, 1997 .......         5,332,860        $     1,333          $    43,231       $    12,785       $      (505)
                                            ===========        ===========          ===========       ===========       ===========


See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                  1997            1996            1995
                                                                --------        --------        --------
Cash flows from operating activities:
  Net income ............................................       $  4,829        $  1,974        $     60
                                                                --------        --------        --------
  Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
       Depreciation and amortization ....................          3,152           3,040           2,393
       Amortization of goodwill .........................            894             894             616
       Contribution of shares of common stock to the
           Company's 401(k) plan ........................            628             464             355
  Changes in assets and liabilities, net of acquisition:
     (Increase) decrease in accounts receivable .........          1,773          (3,178)         (1,486)
     (Increase) decrease in inventories .................        (11,949)            891          (5,678)
     (Increase) decrease in prepaid expenses ............             62            (225)           (422)
     Decrease in income tax refund receivable ...........             --             109             107
     (Increase) decrease in deferred income taxes .......            187            (175)         (1,111)
     (Increase) decrease in other assets ................            (26)           (491)             12
     Increase (decrease) in accounts payable ............         (4,199)          2,387           2,361
     Increase (decrease) in accrued expenses ............            320             (89)          2,222
     Increase (decrease) in income taxes payable ........           (724)            944             105
     Increase (decrease) in other long-term liabilities .            (30)             40             188
     Increase in post-retirement benefits ...............            156             156             138
                                                                --------        --------        --------
  Total reconciling items ...............................         (9,756)          4,767            (200)
                                                                --------        --------        --------
  Net cash provided by (used for) operating activities ..         (4,927)          6,741            (140)
                                                                --------        --------        --------
Cash flows from investing activities:
  Book value of equipment disposals .....................             50              98              20
  Capital expenditures ..................................         (4,494)         (2,685)         (2,937)
  Payment for acquisition, net of cash acquired .........         (1,270)             --         (15,246)
  Other .................................................           (292)            (99)           (190)
                                                                --------        --------        --------
  Net cash used in investing activities .................         (6,006)         (2,686)        (18,353)
                                                                --------        --------        --------
Cash flows from financing activities:
  Proceeds from (reductions of) line of credit ..........            (21)        (10,442)          7,442
  Proceeds from long-term debt and notes payable ........             --          17,736          12,596
  Repayment of long-term debt and notes payable .........            (38)        (11,528)         (1,550)
  Proceeds from issuance of common stock ................         14,156              --              --
  Proceeds from exercise of stock options ...............          1,199             196             371
  Proceeds from ESP plan ................................             67              --              --
  Proceeds from issuance of common stock warrants .......             --             785              --
                                                                --------        --------        --------
  Net cash provided by (used for) financing activities ..         15,363          (3,253)         18,859
                                                                --------        --------        --------
Net increase in cash and cash equivalents ...............          4,430             802             366
Cash and cash equivalents at beginning of year ..........          1,389             587             221
                                                                --------        --------        --------
Cash and cash equivalents at end of year ................       $  5,819        $  1,389        $    587
                                                                ========        ========        ========


See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A-- DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

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

   Revenue Recognition: Most revenues are recorded when products are shipped. However, in 1997, a major customer enacted a consignment inventory policy requiring finished goods to be kept at the customer's location. Revenues from the sale of these products in consigned inventory are recognized when the customer uses the product.

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

   Inventory Valuation: Inventories are stated at lower of cost or market; cost is determined on a first-in, first-out basis.

Inventories comprise the following:


                                                             DECEMBER 31,
                                                    ----------------------------
                                                     1997                 1996
                                                    -------              -------
Purchased parts ......................              $10,523              $ 7,074
Work-in-process ......................               12,833                9,096
Finished products ....................                7,863                3,100
                                                    -------              -------
                                                    $31,219              $19,270
                                                    =======              =======


   Land, Buildings and Equipment: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following:


                                             DECEMBER 31,
                                        ---------------------         DEPRECIABLE
                                          1997         1996               LIFE
                                        -------       -------       ---------------
Land ............................       $ 2,040       $ 2,040
Buildings .......................         4,564         4,494       30 to 40 years
Equipment .......................        19,306        15,685       3 to 10 years
Leasehold improvements ..........         1,013           930       5 to 10 years
                                        -------       -------
                                         26,923        23,149
Less accumulated depreciation and
  amortization ..................        10,132         7,894
                                        -------       -------
                                        $16,791       $15,255
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

   Income Taxes: The Company uses the liability method of accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is calculated as the change in net deferred liabilities or assets.

   Consolidated Statement of Cash Flows: For purposes of the consolidated statement of cash flows, cash equivalents include highly liquid investments, with an original maturity of less than three months. Cash paid for interest totaled $ 2,019, $2,109 and $1,508 in 1997, 1996 and 1995, respectively. Cash paid for income taxes totaled $3,935, $580 and $909 in 1997, 1996 and 1995, respectively. Significant non-cash transactions in 1997 affecting the Company's accounts consisted of tax benefits from the exercise of common stock options of $1,646. In connection with the acquisition of Efratom in 1995, the Company issued 1,277,778 shares of common stock valued at $13,736.

   Stock Options and Awards: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Bulletin No. 25. See the disclosures in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123) in Note F.

   Net Income Per Share: Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires dual presentation of Net Income per share - Basic and Net Income per share - Diluted. Net Income per share - Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Net Income per share - Diluted reflects the potential dilution that could occur if stock options were exercised. Net income per share is calculated as follows:


                                               YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
                                        1997             1996             1995
                                     ----------       ----------       ----------
Net income ...................       $    4,829       $    1,974       $       60
                                     ==========       ==========       ==========
Shares outstanding - Basic ...        4,973,228        4,061,014        3,713,710
Effect of dilutive securities:
    Warrants .................           89,200            2,846               --
     Stock options ...........          327,434          189,159          240,597
                                     ----------       ----------       ----------
Shares outstanding - Diluted .        5,389,862        4,253,019        3,954,307
                                     ==========       ==========       ==========
Net income per share - Basic .       $      .97       $      .49       $      .02
                                     ==========       ==========       ==========
Net income per share - Diluted       $      .90       $      .46       $      .02
                                     ==========       ==========       ==========


Options to purchase 133,750 shares of common stock at prices of $21.00 to $37.00 per share were not included in the computation of Net income per share - Diluted because the options' exercise price was greater than the average market price of common shares.

   Disclosures About Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

   Foreign Currency Translation: Assets and liabilities of the Company's German subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as components of stockholders' equity.

   Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the 1997 presentation.

NOTE B-- ACQUISITION

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

   The unaudited pro forma combined results of operations of the Company and Efratom for the year ended December 31, 1995, presuming the acquisition had taken place on January 1, 1995, after giving effect to certain pro forma adjustments are as follows:


      Net sales............................   $ 76,552
                                              ========
      Net income...........................   $    442
                                              ========
      Net income per share - Diluted.......   $    .11
                                              ========


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

NOTE C-- LONG-TERM DEBT

   Long-term obligations outstanding are as follows:

                                                                               DECEMBER 31,
                                                                       ------------------------
                                                                         1997            1996
                                                                       --------        --------
$12,000 Revolving Line of Credit, expires November 1, 1998, with interest payable at prime or at LIBOR plus 2.25%, (8.5% at
  December 31, 1997), secured by all assets ....................       $     --        $     21

$6,000 Series A Senior Secured Notes (net of discount of $203), principal due semi-annually beginning March 27, 1999, to
  September 27, 2000, with interest payable quarterly at 9.07%,
  secured by all assets ........................................          5,797           5,750

$12,000 Series B Senior Secured Notes (net of discount of $407), principal due semi-annually beginning March 27, 2001, to
  September 27, 2003, with interest payable quarterly at 10.25%,
  secured by all assets ........................................         11,593          11,500

Capital equipment leases for various machinery and equipment
with ...........................................................             51              88
                                                                       --------        --------
  interest at 10.26% to 11.46% maturing at various dates

Total debt .....................................................         17,441          17,359

  Less current portion .........................................            (23)            (41)
                                                                       --------        --------

Long-term debt, less current portion ...........................       $ 17,418        $ 17,318
                                                                       ========        ========


   Aggregate maturities of long-term debt before debt discount at December 31, 1997 are as follows:


1998 .................................................                   $    23
1999 .................................................                     3,025
2000 .................................................                     3,002
2001 .................................................                     4,001
2002 .................................................                     4,000
Thereafter ...........................................                     4,000
                                                                         -------
          Total ......................................                   $18,051
                                                                         =======

   The Company issued common stock warrants in connection with the Series A and Series B Senior Secured Notes allowing for the purchase of up to 175,000 shares of common stock at an exercise price of $11.50 per share. The common stock warrants, which were valued by the Company at $785, have been reflected as debt discount and amortized as additional interest expense. The value of the common stock warrants is included in additional paid-in capital.

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

NOTE D-- INCOME TAXES

   The income tax provision comprises the following:


                                                     YEAR ENDED DECEMBER 31,
                                                    ------------------------
                                                      1997     1996     1995
                                                    -------  -------  ------
                   Provision for income taxes:
                     Current:
                        Federal..................... $2,587   $1,081   $ 702
                        State.......................    537      445     168
                        Foreign.....................     44       20     105
                                                     ------   ------   -----
                                                      3,168    1,546     975
                                                     ------   ------   -----

                     Deferred:
                        Federal.....................    223     (155)   (683)
                        State.......................    (36)     (20)   (138)
                                                     ------   ------   -----
                                                        187     (175)   (821)
                                                     ------   ------   -----
                                                     $3,355   $1,371   $ 154
                                                     ======   ======   =====


   The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable as shown above by $1,646 in 1997. Such benefit was credited to additional paid in capital.

   The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                        1997                         1996                         1995
                                               --------------------         --------------------         -------------------
                                                              Pretax                       Pretax                      Pretax
                                                Amount        Income         Amount        Income          Amount      Income
                                               -------         ----         -------         ----         -------        ----
Computed expected tax expense ..........       $ 2,809         35.0%        $ 1,171         35.0%        $    73        34.0%
State income tax, net of federal income
  tax effect ...........................           326          4.0%            272          8.1%             11         5.1%
Amortization of excess of purchase price
  over net assets acquired .............            27           .3%             31          1.0%             31        14.5%
Foreign earnings taxed at different
  rates ................................           (12)         (.2%)            20           .6%             26        12.2%
Other ..................................           205          2.5%           (123)        (3.7)%            13         6.2%
                                               -------         ----         -------         ----         -------        ----
                                               $ 3,355         41.0%        $ 1,371         41.0%        $   154        72.0%
                                               =======         ====         =======         ====         =======        ====



   The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:


                                          DECEMBER 31,
                                      -------------------
                                       1997         1996
                                      ------       ------
Deferred tax assets:
  Inventory ...................       $1,887       $1,001
  Accruals and reserves .......        1,022        1,201
                                      ------       ------
                                       2,909        2,202

Deferred tax liabilities:
  Property, plant and equipment        2,037        1,171
  Other .......................           47           19
                                      ------       ------
                                       2,084        1,190
                                      $  825       $1,012
                                      ======       ======

NOTE E-- POST-RETIREMENT BENEFITS

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

   The following sets forth the Company's post-retirement program's status reconciled with amounts reported in the consolidated balance sheet:


                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   1997          1996
                                                                 -------        -------
Accumulated post-retirement benefit obligation:
  Retirees ...............................................       $   380        $   343
  Fully eligible active plan participants ................           169            150
  Other active plan participants .........................           699            667
                                                                 -------        -------
  Total accumulated post-retirement benefit obligations ..         1,248          1,160
  Plan assets at fair value ..............................            --             --
                                                                 -------        -------
  Accumulated post-retirement benefit obligation in excess
     of plan assets ......................................         1,248          1,160
  Unrecognized transition obligation .....................          (453)          (484)
  Unrecognized net loss ..................................          (193)          (230)
                                                                 -------        -------
  Accrued post-retirement benefit obligation .............       $   602        $   446
                                                                 =======        =======


   Net periodic post-retirement benefit cost includes the following components:


                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                            1997        1996        1995
                                            ----        ----        ----
Service cost ........................       $ 71        $ 71        $ 68
Interest cost .......................         70          71          68
Amortization of transition obligation         31          30          30
                                            ----        ----        ----
Net periodic postretirement expense .       $172        $172        $166
                                            ====        ====        ====
Discount rate .......................        7.0%        7.0%        7.0%
                                            ====        ====        ====


NOTE F-- COMMON STOCK RESERVED

   In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan providing for the granting of options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The initial number of shares available under the Plan for issuance is 250,000 and will increase by 50,000 shares on the last day of each calendar year. The exercise price of the options shall not be less than 100% of the fair market value of the underlying common stock on the date of the grant. Options granted are exercisable in such amounts and at such intervals as the Board of Directors determined in granting the options. This plan replaces the 1984 Stock Option Plan and Restricted Stock Award Plan that expired in
1994. The stockholders of the Company approved amendments of the 1994 Stock Incentive Plan, providing for 200,000 additional option shares in March 1995, and 200,000 additional option shares in June 1997, to be reserved for issuance thereunder. The following table summarizes activity under the 1994 Incentive Stock Plan during the years ended December 31, 1997 and 1996 and 1995:

                                       NUMBER     WEIGHTED AVERAGE
                                      OF SHARES   EXERCISE PRICE
                                       -------        ------
Outstanding, December 31, 1994...       86,800        $ 4.50
Issued during 1995 ..............      219,250        $11.00
Exercised during 1995 ...........       (6,313)       $ 4.38
Cancelled during 1995 ...........      (30,500)       $ 9.79
                                       -------
Outstanding, December 31, 1995...      269,237        $ 9.13
Issued during 1996 ..............      132,500        $10.17
Exercised during 1996 ...........       (6,388)       $ 8.10
Cancelled during 1996 ...........      (41,625)       $ 9.73
                                       -------
Outstanding, December 31, 1996...      353,724        $ 9.75
Issued during 1997 ..............      170,750        $21.82
Exercised during 1997 ...........      (94,563)       $ 9.44
Cancelled during 1997 ...........      (14,375)       $17.88
                                       -------
Outstanding, December 31, 1997
  (weighted average contractual
   life of 8.9 years) ...........      415,536        $14.32
                                       =======
Exercisable:
   December 31, 1997 ............       80,775        $ 8.66
                                       =======
   December 31, 1996 ............       78,701        $ 8.30
                                       =======
   December 31, 1995 ............       19,075        $ 4.65
                                       =======


As of December 31, 1997, 1996 and 1995, 327,200, 233,575, and 274,450 option shares, respectively, were available for grant under the 1994 Plan.

   The following table summarizes activity under the 1984 Stock Option Plan for the years ended December 31, 1997, 1996 and 1995:


                                        NUMBER     WEIGHTED AVERAGE
                                       OF SHARES   EXERCISE PRICE
                                        -------        -----
Outstanding, December 31, 1994 .        283,275        $4.10
Exercised during 1995 ..........        (36,325)       $3.39
Cancelled during 1995 ..........         (4,875)       $4.88
                                        -------
Outstanding, December 31, 1995 .        242,075        $4.19
Exercised during 1996 ..........        (21,325)       $3.49
                                        -------
Outstanding, December 31, 1996 .        220,750        $4.25
Exercised during 1997 ..........        (80,262)       $3.82
Cancelled during 1997 ..........             (1)       $3.00
                                        -------
Outstanding, December 31, 1997
   (weighted average contractual
    life of 5.4 years ..........        140,487        $4.50
                                        =======
Exercisable:
   December 31, 1997 ...........        116,918        $4.45
                                        =======
   December 31, 1996 ...........        163,238        $4.05
                                        =======
   December 31, 1995 ...........        155,807        $3.82
                                        =======


   No further option shares will be granted under the 1984 Stock Option Plan.

   In June 1997, the stockholders of the Company approved the Employee Stock Purchase Plan, which authorizes the Company to issue and reserve for the Purchase Plan, or purchase up to an aggregate of 250,000 shares of common stock in open market transactions for the benefit of participating employees during the term of the Purchase Plan. The purchase price per share for which shares of common stock are purchased in an offering period under the Purchase Plan is the lessor of 90% of the fair market value of a share of common stock on the grant date or 90% of the fair market value of a share of common stock on the purchase date. In 1997, 5,224 shares of common stock were issued at a price of $12.88 per share.

    Had compensation cost been determined on the basis of fair value pursuant to FAS 123 net income (loss) and net income (loss) per share would have been as follows:


                                           YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                     1997            1996           1995
                                  ---------       ---------       ---------
Net income (loss)
  As reported .............       $   4,829       $   1,974       $      60
                                  =========       =========       =========
  Pro forma ...............       $   4,330       $   1,824       $    (186)
                                  =========       =========       =========
Net income (loss) per share
  As reported - Diluted ...       $     .90       $     .46       $     .02
                                  =========       =========       =========
  Pro forma - Diluted .....       $     .80       $     .43       $    (.05)
                                  =========       =========       =========


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during both periods: risk free interest rates of 6.37% in 1997, 5.97% in 1996 and 6.94% in 1995, expected volatility of 77% in 1997, 48% in 1996 and 49% in 1995, and an expected option life of 5 years and no expected dividends in 1997, 1996 and 1995.

NOTE G-- SAVINGS AND RETIREMENT PLAN

   Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 3% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $741, $497, and $408 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE H-- U.S. GOVERNMENT, FOREIGN SALES AND SIGNIFICANT CUSTOMERS

   Direct and indirect sales to the United States government aggregated approximately $15,074, $13,856 and $14,812 in 1997, 1996 and 1995, respectively.
Direct sales to the United States government aggregated approximately $5,254, $5,668 and $5,167 in 1997, 1996 and 1995, respectively. Foreign sales in 1997, 1996 and 1995 amounted to $21,745, $20,151 and $13,033, respectively. Two customers accounted for 38% and 10% of net sales in 1997. One customer accounted for 36% and 30% of net sales in 1996 and 1995, respectively.

NOTE I-- COMMITMENTS

   Total rental expense for operating leases amounted to $1,454, $1,735 and $1,031 in 1997, 1996 and 1995, respectively. The future minimum rental commitments under all non-cancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows:


1998 ..........................    $ 1,438
1999 ..........................      1,381
2000 ..........................      1,309
2001 ..........................      1,223
2002 ..........................      1,159
Thereafter ....................      3,723
                                   -------
Total minimum lease payments...    $10,233
                                   =======

                           DATUM INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                          BALANCE AT                                                                        BALANCE
                                          BEGINNING                                                          OTHER         AT END OF
              DESCRIPTION                 OF PERIOD      ADDITIONS       DEDUCTIONS     ACQUISITIONS       DEDUCTIONS*      PERIOD
   -----------------------------------    ---------      ---------       ----------     ------------       -----------      ------
   YEAR ENDED DECEMBER 31, 1997
   Allowance for doubtful accounts....     $  107           $  70           $  106                                            $  71
   Reserve for inventories............      2,084           2,394              741                                            3,737
   Accumulated amortization of
   acquired intangible assets.........      2,056             895                                                             2,951
   YEAR ENDED DECEMBER 31, 1996
   Allowance for doubtful accounts....         68             121               36                            $   46            107
   Reserve for inventories............      1,952           1,309            1,177                                            2,084
   Accumulated amortization of
   acquired intangible assets.........      1,162             894                                                             2,056
   YEAR ENDED DECEMBER 31, 1995
   Allowance for doubtful accounts....         93              53               86          $   49                41             68
   Reserve for inventories............        854           1,124            1,024             998                            1,952
   Accumulated amortization of
   acquired intangible assets.........        546             616                                                             1,162

   * Aacom note payments received.

                                 EXHIBIT INDEX


                                                                                         SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER            DESCRIPTION                                                               PAGE
------            -----------                                                               ----
 2.1              Purchase Agreement dated as of October 20, 1994 by and among Ball
                  Corporation, Efratom Holding, Inc. and the Registrant (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1994).                       --

 3.1              Certificate of Incorporation of Datum Inc., a Delaware corporation, as amended to date (incorporated by reference to the same numbered
                  exhibit on Form 10-Q for the quarter ended June 30, 1996).                 --

 3.2              Bylaws of Datum Inc. as amended to date (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended
                  December 31, 1994).                                                        --

10.4              1984 Stock Option Plan, as amended to date (incorporated by reference to Registrant's Registration Statements on Form S-8
                  Registration numbers 2-96564, 33-10335 and 33-41709).                      --

10.6              Executive Agreement dated March 7, 1986 with Louis B. Horwitz,
                  (incorporated by reference to same numbered exhibit to Registrant's
                  Annual Report on Form 10-K for the year December 31, 1991).                --

10.10             Form of Indemnification Agreement dated May 27, 1987 as entered into with certain directors and officers of Registrant
                  (incorporated by reference to same numbered exhibit to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1991).          --

10.19             Savings and Retirement Plan, as amended to date (incorporated by reference to same numbered exhibit to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1991).                           --

10.21             Consulting Agreement dated October 9, 1992 with Louis B. Horwitz
                  (incorporated by reference to same numbered exhibit to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1992).          --

10.21.1           First Amendment to Consulting Agreement, dated as of March 1, 1996, between Louis B. Horwitz and the Registrant (incorporated by reference to the same numbered exhibit to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1996).             --

10.29             1994 Stock Incentive Plan (incorporated by reference to
                  Registrant's registration statement on Form S-8 Registration
                  #33-79772).                                                                --

10.29.1           Amendment to 1994 Stock Incentive Plan, effective March 17, 1995.
                  (incorporated by reference to the same numbered exhibit on Form
                  10-K for the year ended December 31, 1994).                               --

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER            DESCRIPTION                                                               PAGE
------            -----------                                                               ----
10.29.2           Second Amendment to 1994 Stock Incentive Plan, effective June
                  5, 1997 (incorporated by reference to Registrant's
                  registration statement on Form S-8 Registration #33-79772).                --

10.30.5           Amended and Restated Credit Agreement dated as of September 27,
                  1996, by and between the Registrant and Wells Fargo Bank, N.A.
                  (incorporated by reference to the same numbered exhibit to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996).                                                       --

10.32             Lease Agreement dated September 15, 1986 by and between The Irvine
                  Company and Efratom Division, Ball Corporation, for Efratom Time
                  and Frequency Products, Inc.'s facility at 3 Parker, Irvine,
                  California. (incorporated by reference to the same numbered exhibit
                  on Form 10-K for the year ended December 31, 1994).                        --

10.32.1           First Amendment to Lease dated March 15, 1995 by and between The
                  Irvine Company and Efratom Division, Ball Corporation for Lease
                  Agreement dated September 15, 1986 (Exhibit 10.32) (incorporated by reference to the same numbered exhibit on Form 10-K for the year
                  ended December 31, 1994).                                                  --

10.32.2           Amendment to Leases dated May 11, 1995 between the Irvine Company and the Registrant (incorporated by reference to the same numbered
                  exhibit on Form 10-Q for the quarter ended June 30, 1995).                 --

10.32.4           Second Amendment to Lease dated May 11, 1995 for 3 Parker
                  (incorporated by reference to the same numbered exhibit on Form
                  10-Q for the quarter ended June 30, 1995).                                 --

10.34             Industrial Lease dated May 11, 1995 between the Irvine Company and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q for the quarter ended June
                  30, 1995).                                                                 --

10.35             Lease Agreement dated January 4, 1996, by and between Berg & Berg
                  Developers and the Registrant relating to Registrant's Facility at
                  6781 Via Del Oro, San Jose, California (incorporated by refernece to the same numbered exhibit to the Registrant's Form 10-K for the
                  year ended December 31, 1995.                                              --

10.36             Note and Warrant Purchase Agreement, dated as of September 27,
                  1996, by and between The Prudential Insurance Company of America and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1996.                                         --

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER            DESCRIPTION                                                               PAGE
------            -----------                                                               ----
10.37             Common Stock Purchase Warrant, dated September 27, 1996
                  (incorporated by reference to the same numbered exhibit to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996).                                                      --

10.38             Series A Senior Secured Notes, dated September 27, 1996, in favor of The Prudential Insurance Company of America (incorporated by reference to the same numbered exhibit to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1996).                                                                    --

10.39             Series B Senior Secured Notes, dated September 27, 1996, in favor of The Prudential Insurance Company of America (incorporated by reference to the same numbered exhibit to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1996).                                                                    --

10.40             Agreement dated June 12, 1995 between the Company and AT&T Corp.
                  (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the
                  Securities Act of 1933) (incorporated by reference to the Company's
                  Registration Statement No. 333-22177 on Form S-2 filed February 21,
                  1997)                                                                     --

10.41 Employee Stock Purchase Plan (incorporated by reference to registrant's proxy statement for its Annual Meeting of Stockholders on June 5, 1997, filed with the Commission on May 1, 1997)

21                List of Subsidiaries                                                      --

23                Consent of Independent Accountants

27.4              Financial Data Schedule
                  Year Ended 1997

27.5              Financial Data Schedule
                  Restated Quarterly and Year Ended 1996

27.6              Financial Data Schedule
                  Restated Quarterly 1997


                                   DATUM INC.

                            FORM 10-K - ITEM 14(A)(3)

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


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

10.29.2           Second Amendment to 1994 Stock Incentive Plan, effective June
                  5, 1997 (incorporated by reference to Registrant's registration statement on Form S-8 Registration #33-79772).

10.41 Employee Stock Purchase Plan (incorporated by reference to registrant's proxy statement for its Annual Meeting of Stockholders on June 5, 1997, filed with the Commission on May 1, 1997)
