Form 10-Q
period 1998-03-31
DATUM INC
filed 1998-05-08
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to __________________ .

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

                                 (949) 598-7500
              (Registrant's telephone number, including area code)

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

The registrant had 5,391,077 shares of common stock outstanding as of April 30, 1998.

Total number of sequentially numbered pages contained herein are: _____

                                      INDEX


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.................................... 3

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations........... 8


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K........................12

               Signatures..............................................13

               Exhibit Index...........................................14

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                       MARCH 31,  December 31,
                                                         1998        1997
                                                       ---------  ------------
ASSETS

Current assets
    Cash and cash equivalents                          $ 5,826      $ 5,819
    Accounts receivable                                 17,546       15,043
    Inventories
       Purchased parts                                  11,376       10,523
       Work-in-process                                  11,668       12,833
       Finished products                                 7,013        7,863
                                                       -------      -------
                                                        30,057       31,219

    Prepaid expenses                                       398          363
    Deferred income taxes                                2,648        2,648
    Income tax refund receivable                         1,276        1,321
                                                       -------      -------
            Total current assets                        57,751       56,413

Plant and equipment
    Land                                                 2,040        2,040
    Buildings                                            4,567        4,564
    Equipment                                           19,772       19,306
    Leasehold improvements                               1,013        1,013
                                                       -------      -------
                                                        27,392       26,923

Less accumulated depreciation and amortization          10,742       10,132
                                                       -------      -------
                                                        16,650       16,791
                                                       -------      -------
Excess of purchase price over net assets acquired       11,902       12,126
Other assets                                               387          416
                                                       -------      -------
                                                       $86,690      $85,746
                                                       =======      =======


            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                   MARCH 31,    December 31,
                                                     1998            1997
                                                   ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                               $  5,374       $  3,343
    Accrued salaries and wages                        2,421          3,298
    Accrued warranty                                  1,149            990
    Other accrued expenses                            1,406          1,277
    Current portion of long-term debt                 1,519             23
                                                   --------       --------
            Total current liabilities                11,869          8,931
                                                   --------       --------

Long-term debt                                       15,951         17,418
                                                   --------       --------

Postretirement benefits                                 656            602
                                                   --------       --------

Other long-term liabilities                             118            128
                                                   --------       --------

Deferred income taxes                                 1,823          1,823
                                                   --------       --------

Stockholders' equity
    Preferred stock, par value $.25 per share
       Authorized - 1,000,000 shares
       Issued - none                                     --             --
    Common stock, par value $.25 per share
       Authorized - 10,000,000 shares
       Issued - 5,356,093 shares in 1998
                5,332,860 shares in 1997              1,339          1,333
    Additional paid-in                               43,533         43,231
    capital
    Retained earnings
       Beginning of period                           12,785          7,956
       Net income (loss)                               (812)         4,829
                                                   --------       --------
       End of period                                 11,973         12,785

    Cumulative translation adjustment                  (572)          (505)
                                                   --------       --------

            Total stockholders' equity               56,273         56,844
                                                   --------       --------

                                                   $ 86,690       $ 85,746
                                                   ========       ========


            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                         Three Months Ended
                                              March 31,
                                       -----------------------
                                         1998            1997
                                       --------       --------
Net sales                              $ 25,378       $ 28,724
                                       --------       --------

Costs and expenses
    Cost of goods sold                   17,165         17,394
    Selling                               3,958          3,810
    Product development                   2,798          2,366
    General and administrative            2,370          2,593
    Interest expense                        513            544
    Interest (income)                       (84)            (6)
                                       --------       --------
                                         26,720         26,701
                                       --------       --------

Income (loss) before income taxes        (1,342)         2,023
Income tax provision (benefit)             (530)           829
                                       --------       --------
Net income (loss)                      $   (812)      $  1,194
                                       ========       ========
Net income (loss) per share:
    Basic                              $   (.15)      $    .29
                                       ========       ========
    Diluted                            $   (.15)      $    .26
                                       ========       ========

Shares used in per share calculation:
    Basic                                 5,341          4,119
                                       ========       ========
    Diluted                               5,564          4,534
                                       ========       ========


            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                   -----------------------
                                                                   March 31,     March 31,
                                                                     1998           1997
                                                                   ---------    ----------
Cash flows from operating activities:
    Net income (loss)                                              $  (812)      $ 1,194
                                                                   -------       -------
    Adjustments to reconcile income (loss) to net cash
       provided by (used in) operating activities:
            Depreciation and amortization                              877           762
            Amortization of goodwill                                   223           223
            Contribution of shares of common stock to
               the Company's 401(k) plan                               185           132
          Changes in assets and liabilities:
            Increase in accounts receivable                         (2,503)       (1,718)
            Decrease in income tax refund receivable                    45            --
            (Increase) decrease in inventories                       1,162        (5,662)
            Increase in prepaid expenses                               (35)          (87)
            Increase in other assets                                    --            (3)
            Increase in accounts payable                             2,031         2,739
            Decrease in accrued expenses                              (590)         (206)
            Increase in income taxes payable                            --           113
            Increase in postretirement benefits                         54            39
            Decrease in other long-term liabilities                    (10)          (10)
                                                                   -------       -------
          Total reconciling items                                    1,439        (3,678)
                                                                   -------       -------
          Net cash provided by (used in) operating activities          627        (2,484)
                                                                   -------       -------
Cash flows from investing activities:
    Book value of equipment disposals                                   --             1
    Capital expenditures                                              (673)         (875)
    Other                                                              (65)         (213)
                                                                   -------       -------
       Net cash used in investing activities                          (738)       (1,087)
                                                                   -------       -------
Cash flows from financing activities:
    Proceeds from (reductions to) long-term debt                        (5)        2,692
    Proceeds from exercise of stock options                             35           259
    Proceeds from ESP plan                                              88            --
                                                                   -------       -------
       Net cash provided by financing activities                       118         2,951
                                                                   -------       -------
Net increase (decrease) in cash and cash equivalents                     7          (620)
Cash and cash equivalents at beginning of period                     5,819         1,389
                                                                   -------       -------

Cash and cash equivalents at end of period                         $ 5,826       $   769
                                                                   =======       =======


            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's 1997 Annual Report to Stockholders. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented. The results of operations for such interim period are not necessarily indicative of results to be expected for the full year.

NOTE B - EARNINGS PER SHARE

Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires dual presentation of net income per share-basic and -diluted. Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Net income per share-Diluted reflects the potential dilution that could occur if stock options and warrants were exercised. Prior period net income per share data has been restated to conform with the provisions of this Statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1997 Annual Report to Stockholders.

                                INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition or Results of Operations" as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

Datum designs, manufactures and markets a wide variety of high performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

The Company was formed in 1959 and has grown its operations through acquisitions and internal product development. In 1983, the Company acquired its cesium standards operation and, in the process, commenced its evolution from a company primarily supplying timing equipment for military applications to a manufacturer of a broad range of time and frequency products for telecommunications and other applications. In 1986, the Company acquired the business that is now enterprise computing and in 1988, it acquired its current wireline business. In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Efratom Elektronik GmbH (collectively "Efratom"), the inventor and leading manufacturer of rubidium oscillators used in cellular and Personal Communications Services ("PCS") networks. In April 1997, the Company acquired the assets of Sigma Tau Standards Corporation, a leading manufacturer of hydrogen masers, which provide an extremely stable frequency source over short periods of time in controlled environments. The Company manufactures each class of time and frequency products in wide-spread commercial use: hydrogen masers, cesium standards, rubidium oscillators, quartz oscillators and GPS timing receivers.

The Company serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion of analog to digital systems. The Company also provides extremely stable cesium standards and GPS receivers that generate and capture time and frequency for use in wireline telecommunications networks. In addition to providing time and frequency standards for telecommunications applications, the Company is a growing supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. The Company also manufactures frequency sources for satellites, including GPS satellites that utilize the Company's cesium clocks to provide highly accurate timing and navigation information throughout the world. Finally, the Company provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations.

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

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                       Percentage of Net Sales
                                     --------------------------------------------------------------
                                     Three Months Ended March 31,          Year Ended December 31,
                                     ----------------------------        --------------------------
                                           1998       1997                1997      1996      1995
                                          ------      ------             ------   -------   -------
Net sales............................     100.0%      100.0%             100.0%    100.0%    100.0%
                                          ------      ------             ------   -------   -------
Costs and expenses
   Cost of goods sold................      67.6%      60.6%               59.8%     61.3%     59.5%
   Selling...........................      15.6%      13.3%               13.9%     13.3%     14.6%
   Product development...............      11.0%       8.2%                9.3%      8.3%     10.5%
   General and administrative........       9.3%       9.0%                8.3%     11.0%     12.6%
   Interest, net.....................       1.7%       1.9%                1.5%      2.5%      2.5%
                                          ------      -----              ------   -------   -------
Income before income taxes...........      (5.3%)      7.0%                7.2%      3.6%      0.3%
Income tax provision.................      (2.1%)      2.9%                2.9%      1.5%      0.2%
                                          ------      -----              ------   -------   -------
Net income...........................      (3.2%)      4.2%                4.2%      2.1%      0.1%
                                          ======      =====              ======   =======   =======

Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales decreased 11.7% to $25.4 million for the quarter ended March 31, 1998 from $28.7 million for the corresponding quarter of 1997. The decrease was primarily the result of decreased product usage by the Company's largest customer during the first two months of 1998. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products.

Gross Margin. Gross Margin is derived from net sales and cost of goods sold, which consist primarily of raw materials, labor, overhead and warranty costs. Gross margin decreased to 32.4% for the quarter ended March 31, 1998 from 39.4% for the corresponding quarter of 1997. The decrease in gross margin was primarily the result of reduced overhead absorption due to lower net sales in the first two months of 1998. Gross margins can be adversely affected by a number of other factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers orders.

Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense also includes expenses related to advertising and trade shows. Selling expense increased by 3.9% to $4.0 million for the quarter ended March 31, 1998, from $3.8 million for the corresponding quarter of 1997, due to additional marketing programs. As a percentage of net sales, selling expense increased to 15.6% for the quarter ended March 31, 1998 from 13.3% for the corresponding quarter of 1997, primarily due to a smaller sales base.

Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased by 18.3% to $2.8 million for the quarter ended March 31, 1998 from $2.4 million for the corresponding quarter of 1997, primarily due to increased telecommunication-related development. As a percentage of net sales, product development expenses increased to 11.0% for the quarter ended March 31, 1998 form 8.2% for the corresponding quarter of 1997. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, financial condition and results of operations.

General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense decreased 8.6% to $2.4 million for the quarter ended March 31, 1998, from $2.6 million for the corresponding quarter of 1997, primarily due to the decrease in incentive compensation expense for the quarter ended March 31, 1998, as a result of reduced earnings. As a percentage of net sales, general and administrative expense increased to 9.3% for the quarter ended March 31, 1998, from 9.0% for the corresponding quarter of 1997, due to a smaller sales base.

Interest, Net. Interest expense decreased by $109 thousand to $429 thousand for the quarter ended March 31, 1998 from $538 thousand for the corresponding quarter of 1997. The decrease is the result of increased interest earned on the Company's higher cash balances and the reduction of the Company's debt levels.

Weighted Average Number of Shares Outstanding. The shares outstanding increased for the quarter ended March 31, 1998 primarily as a result of the Company's follow-on public offering of 1,035,000 shares of common stock completed April 11, 1997.

Liquidity and Capital Resources

The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 11, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million.

Cash used in investing activities was approximately $738 thousand for the quarter ended March 31, 1998 compared to $1.1 million for the corresponding quarter of 1997 reflecting decreased expenditures for property and equipment. The Company currently anticipates that capital expenditures for fiscal 1998 will be approximately $4 million.

Cash provided by financing activities was approximately $118 thousand for the quarter ended March 31, 1998 compared to $3.0 million for the corresponding quarter of 1997. The decrease was primarily the result of increased borrowings in the first quarter of 1997.

Accounts receivable increased to $17.5 million at March 31, 1998 form $15.0 million at December 31, 1997 due to increased shipment levels in the quarter ended March 31, 1998 compared to the quarter ended December 31, 1997.

Inventories decreased $1.2 million to $30.1 million at March 31, 1998 from $31.2 million at December 31, 1997 due to the Company's continued efforts to manage inventories to more appropriate levels.

Accounts payable increased by approximately $2.0 million to $5.4 million at March 31, 1998 from $3.3 at December 31, 1997 as a result of increased inventory purchases relating to increasing sales volume in the first quarter of 1998.

At March 31, 1998, the Company had working capital of $45.9 million and a current ratio of 4.9:1 compared to working capital of $47.5 and a current ratio of 6.3:1 at December 31, 1997. The decrease is due to the reclassification of $1.5 of long-term debt to current liabilities for payment March 27, 1999. The Company's long-term debt is provided by The Prudential Insurance Company of America ("Prudential"). This credit facility consists of: (i) $6.0 million of Series A senior secured promissory notes to mature September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999 and (ii) $12.0 million of Series B senior secured promissory notes to mature September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal re-paid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In connection with entering into this facility, the Company issued to Prudential common stock warrants for the purchase of 175,000 shares of common stock at an exercise price per share of $11.50. As of March 31, 1998, none of the warrants had been exercised.

Under the Company's line of credit with Wells Fargo Bank, the Company has a two-year revolving line of credit not to exceed the principal amount of $12.0 million, expiring November 1, 1998, bearing interest at the Bank's prime rate or at LIBOR plus 2.25%. The Company is not currently utilizing the Wells Fargo credit line. The Company expects to renew the line of credit for a two-year period with Wells Fargo. The Wells Fargo credit facility and the Prudential credit facility provide the Company with the aggregate borrowing capacity of $30 million.

Under both agreements, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amount of leases and capital expenditures that may be incurred. The Company currently is in compliance with all such covenants and restrictions.

The Company has taken actions to understand the nature and extent of the work required to make its systems products and infrastructure Year 2000 compliant. Last year, the Company began to prepare its products and review its computer based systems for the Year 2000, including replacing or updating existing systems. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial condition.

Information Regarding Potential Fluctuations in Quarterly Operating Results

The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the time, availability and sale of new products; changes in the mix of products having differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the sales cycles for many of the Company's products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. The timing of these transactions could cause additional variability in the Company's operating results. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing time and frequency products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, purchase policy changes, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

                           PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit No.   Description
        -----------   -----------
           10.42      Employment agreement dated the 27th day of March, 1998
                      with Erik H. van der Kaay

           27.1       Financial Data Schedule


(b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




  /s/ Erik H. van der Kaay                                    Date  May 8, 1998
--------------------------------------
Erik H. van der Kaay, President and
Chief Executive Officer


  /s/ David A. Young                                          Date May 8, 1998
--------------------------------------
David A. Young, Chief Financial Officer

                                  EXHIBIT INDEX


                                                                    Sequentially
                                                                      Numbered
Exhibit No.      Description                                            Page
----------       -----------                                        ------------
  10.42        Employment agreement dated the 27th day of March,
               1998 with Erik H. van der Kaay

  27.1         Financial Data Schedule