Form 10-Q
period 1998-06-30
DATUM INC
filed 1998-08-13
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES\ EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998 .

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                    to
                                    -----------------     ---------------


                           Commission file no. 0-6272


                                   DATUM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                            95-2512237
      -------------------------------              ------------------
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES X NO
                                             ----   ----
The registrant had 5,432,865 shares of common stock outstanding as of August 10, 1998.

================================================================================


                                                                                     Page
                                                                                     ---

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.................................................. 3

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations......................... 8


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..................................... 12

               Signatures........................................................... 13

               Exhibit Index........................................................ 14

                           PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                       June 30,   December 31,
                                                         1998         1997
                                                     -----------  ------------

ASSETS

Current assets
    Cash and cash equivalents                          $ 9,182      $ 5,819
    Accounts receivable                                 13,920       15,043
    Inventories
       Purchased parts                                   9,045       10,523
       Work-in-process                                  14,463       12,833
       Finished products                                 7,447        7,863
                                                       -------      -------
                                                        30,955       31,219

    Prepaid expenses                                       409          363
    Deferred income taxes                                2,648        2,648
    Income tax refund receivable                         1,270        1,321
                                                       -------      -------

             Total current assets                       58,384       56,413

Plant and equipment
    Land                                                 2,040        2,040
    Buildings                                            4,577        4,564
    Equipment                                           20,072       19,306
    Leasehold improvements                               1,067        1,013
                                                       -------      -------
                                                        27,756       26,923

Less accumulated depreciation and amortization          11,494       10,132
                                                       -------      -------

                                                        16,262       16,791
                                                       -------      -------

Excess of purchase price over net assets acquired       11,679       12,126
Other assets                                               358          416
                                                       -------      -------

                                                       $86,683      $85,746
                                                       =======      =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                   June 30,     December 31,
                                                     1998          1997
                                                  -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                               $  4,679       $  3,343
    Accrued salaries and wages                        2,394          3,298
    Accrued warranty                                  1,272            990
    Other accrued expenses                            1,456          1,277
    Current portion of long-term debt                 1,513             23
                                                   --------       --------

             Total current liabilities               11,314          8,931
                                                   --------       --------

Long-term debt                                       15,986         17,418
                                                   --------       --------

Postretirement benefits                                 710            602
                                                   --------       --------

Other long-term liabilities                             110            128
                                                   --------       --------

Deferred income taxes                                 1,823          1,823
                                                   --------       --------

Stockholders' equity
    Preferred stock, par value $.25 per share
       Authorized - 1,000,000 shares
       Issued - none                                     --             --
    Common stock, par value $.25 per share
       Authorized - 10,000,000 shares
       Issued - 5,429,527 shares in 1998
                5,332,860 shares in 1997              1,357          1,333
    Additional paid-in capital                       44,294         43,231
    Retained earnings
       Beginning of period                           12,785          7,956
       Net income (loss)                               (769)         4,829
                                                   --------       --------
       End of period                                 12,016         12,785

    Unamortized value of restricted stock              (398)            --
    Cumulative translation adjustment                  (529)          (505)
                                                   --------       --------

             Total stockholders' equity              56,740         56,844
                                                   --------       --------

                                                   $ 86,683       $ 85,746
                                                   ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended             Six Months Ended
                                                   June 30,                     June 30,
                                           -----------------------       -----------------------
                                             1998           1997           1998           1997
                                           --------       --------       --------       --------
Net sales                                  $ 26,150       $ 33,051       $ 51,528       $ 61,775
                                           --------       --------       --------       --------

Costs and expenses
    Cost of goods sold                       16,260         19,616         33,425         37,010
    Selling                                   4,053          4,459          8,011          8,269
    Product development                       3,044          2,555          5,842          4,921
    General and administrative                2,307          2,695          4,677          5,288
    Interest expense                            523            510          1,036          1,054
    Interest (income)                          (108)          (117)          (192)          (123)
                                           --------       --------       --------       --------
                                             26,079         29,718         52,799         56,419
                                           --------       --------       --------       --------

Income (loss) before income taxes                71          3,333         (1,271)         5,356
Income tax provision (benefit)                   28          1,367           (502)         2,196
                                           --------       --------       --------       --------

Net income (loss)                          $     43       $  1,966       $   (769)      $  3,160
                                           ========       ========       ========       ========

Net income (loss) per share:
    Basic                                  $    .01       $    .38       $   (.14)      $    .68
                                           ========       ========       ========       ========
    Diluted                                $    .01       $    .36       $   (.14)      $    .62
                                           ========       ========       ========       ========

Shares used in per share calculation:
    Basic                                     5,402          5,167          5,371          4,643
                                           ========       ========       ========       ========
    Diluted                                   5,655          5,601          5,371          5,061
                                           ========       ========       ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                      -----------------------
                                                                       June 30,      June 30,
                                                                        1998           1997
                                                                      ---------      --------
Cash flows from operating activities:
    Net income (loss)                                                 $   (769)      $  3,160
                                                                      --------       --------
    Adjustments to reconcile income (loss) to net
       cash provided by (used in)
       operating activities:
             Depreciation and amortization                               1,759          1,565
             Amortization of goodwill                                      447            447
             Contribution of shares of common stock to
                the Company's 401(k) plan                                  367            299
             Amortization of unvested restricted stock                      15             --
          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                  1,123           (706)
             (Increase) decrease in income tax refund receivable            51           (119)
             (Increase) decrease in inventories                            264         (7,916)
             (Increase) decrease in prepaid expenses                       (46)            53
             Increase in other assets                                       --            (27)
             Increase (decrease) in accounts payable                     1,336           (592)
             Decrease in accrued expenses                                 (444)           (12)
             Decrease in income taxes payable                               --         (1,049)
             Increase in postretirement benefits                           108             78
             Decrease in other long-term liabilities                       (18)           (15)
                                                                      --------       --------
          Total reconciling items                                        4,962         (7,994)
                                                                      --------       --------
          Net cash provided by (used in) operating activities            4,193         (4,834)
                                                                      --------       --------

Cash flows from investing activities:
    Book value of equipment disposals                                        4             15
    Capital expenditures                                                (1,107)        (1,967)
    Payment for acquisition, net of cash acquired                           --         (1,270)
    Other                                                                  (23)          (238)
                                                                      --------       --------
       Net cash used in investing activities                            (1,126)        (3,460)
                                                                      --------       --------

Cash flows from financing activities:
    Reductions to long-term debt                                           (11)           (45)
    Proceeds from issuance of common stock                                  --         14,159
    Proceeds from exercise of stock options                                158            695
    Proceeds from ESP plan                                                 149             --
                                                                      --------       --------
       Net cash provided by financing activities                           296         14,809
                                                                      --------       --------

Net increase in cash and cash equivalents                                3,363          6,515
Cash and cash equivalents at beginning of period                         5,819          1,389
                                                                      --------       --------

Cash and cash equivalents at end of period                            $  9,182       $  7,904
                                                                      ========       ========


See Notes to Condensed Consolidated Financial Statements

                          DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

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

                                INTRODUCTORY NOTE

        All statements other than statements of historical fact included in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition or Results of Operations' as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Results of Operations

        The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                   Percentage of Net Sales
                                    --------------------------------------------------
                                    Three Months Ended           Year Ended
                                        June 30,                December 31,
                                    ------------------    ----------------------------
                                      1998      1997       1997       1996      1995
                                     ------    ------     ------     ------     ------
Net sales                            100.0%    100.0%     100.0%     100.0%     100.0%
                                     ------    ------     ------     ------     ------
Costs and expenses
   Cost of goods sold                62.2%      59.4%      59.8%      61.3%      59.5%
   Selling                           15.5%      13.5%      13.9%      13.3%      14.6%
   Product development               11.6%       7.7%       9.3%       8.3%      10.5%
   General and administrative         8.8%       8.2%       8.3%      11.0%      12.6%
   Interest, net                      1.6%       1.2%       1.5%       2.5%       2.5%
                                     ----       ----       ----       ----       ----
Income before income taxes            0.3%      10.1%       7.2%       3.6%       0.3%
Income tax provision                  0.1%       4.1%       2.9%       1.5%       0.2%
                                     ----       ----       ----       ----       ----
Net income                            0.2%       5.9%       4.2%       2.1%       0.1%
                                     ====       ====       ====       ====       ====

        Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. The Company's net sales decreased 20.9% to $26.2 million for the quarter ended June 30, 1998 from the record $33.1 million for the corresponding quarter in 1997. For the six months ended June 30, 1998, net sales decreased 16.6% to $51.5 million from $61.8 million for the corresponding 1997 period. Sales were affected by decreased product usage by the Company's larger customers. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services in the United States and internationally. There can be no assurance of such growth or increased availability or that such factors will create demand for the Company's products.

        Gross Margin. Gross Margin is derived from net sales minus cost of goods sold, which costs consist primarily of raw materials, labor, overhead and warranty costs. Gross margin decreased to 37.8% for the quarter ended June 30, 1998 from 40.6% for the corresponding quarter in 1997. For the six months ended June 30, 1998, gross margin decreased to 35.1% from 40.1% for the corresponding quarter in 1997. Although gross margins in the wireline and satellite businesses improved, gross margin in the wireless business declined due to reduced sales levels. Gross margin can be adversely affected by a number of other factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers' orders.

        Selling Expense. Selling expense consists primarily of sales commissions paid to the Company's third-party representatives and distributors and salaries and other expenses for its sales and marketing personnel. Selling expense also includes expenses related to advertising and trade shows. Selling expense decreased by 9.1% to $4.1 million for the quarter ended June 30, 1998, from $4.5 million for the corresponding quarter in 1997. For the six months ended June 30, 1998, selling expense decreased 3.1% to $8.0 million from $8.3 million for the six months ended June 30, 1997. The reduction was due to lower commission expense due to decreased sales levels. As a percentage of net sales, selling expense increased to 15.5% for the quarter ended June 30, 1998 from 13.5% for the corresponding quarter in 1997. For the six months ended June 30, 1998, selling expense as a percentage of net sales increased to 15.5% from 13.4% for the corresponding 1997 period. The increase is due to a smaller sales base in the 1998 period.

        Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased by 19.1% to $3.0 million for the quarter ended June 30, 1998 from $2.6 million for the corresponding quarter in 1997. For the six months ended June 30, 1998, product development expense increased by 18.7% to $5.8 million from $4.9 million for the corresponding 1997 period. The increase was primarily due to increased telecommunications-related development, including a program specifically designed to reduce manufacturing costs. As a percentage of net sales, product development expenses increased to 11.6% for the quarter ended June 30, 1998 from 7.7% for the corresponding quarter in 1997. For the six months ended June 30, 1998, product development expense, as a percentage of net sales, increased to 11.3% from 8.0% for the corresponding 1997 period. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, financial condition and results of operations.

        General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expense decreased 14.4% to $2.3 million for the quarter ended June 30, 1998, from $2.7 million for the corresponding quarter in 1997. For the six months ended June 30, 1998, general and administrative expense decreased 11.6% to $4.7 million from $5.3 million for the corresponding 1997 period. The decrease was primarily the result of increased incentive compensation expense in 1997, due to higher earnings. As a percentage of net sales, general and administrative expense increased to 8.8% for the quarter ended June 30, 1998, from 8.2% for the corresponding quarter in 1997. For the six months ended June 30, 1998, general and administrative expense, as a percentage of net sales, increased to 9.1% from 8.6% for the corresponding 1997 period. The increase was due to a smaller sales base.

        Interest, Net. Interest expense increased by $22,000 to $415,000 for the quarter ended June 30, 1998 from $393,000 for the corresponding quarter in 1997. For the six months ended June 30, 1998, interest expense decreased $87,000 to $844,000 from $931,000 for the corresponding 1997 period. The decrease is the result of increased interest earned on the Company's higher cash balances and the reduction of the Company's debt levels.

        Weighted Average Number of Shares Outstanding. Shares outstanding increased for the quarter ended June 30, 1998, as a result of shares issued through the Company's equity plans. For the six months ended June 30, 1998, shares outstanding increased from the corresponding 1997 period, primarily as a result of the Company's follow-on public offering of 1,035,000 shares of its common stock completed April 11, 1997.

Liquidity and Capital Resources

        The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 11, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million.

        Cash provided by operations was approximately $4.2 million for the six months ended June 30, 1998, compared to cash used in operating activities of $4.8 million for the corresponding 1997 period. Cash flows were adversely effected in the first half of 1997 by greater working capital needs in connection with increased production levels associated with building inventories for sales into the cellular and PCS markets.

        Cash used in investing activities was approximately $1.1 million for the six months ended June 30, 1998, compared to $3.5 million for the corresponding 1997 period. Cash used in the first half of 1997 included the final payment of $1.3 million in connection with the acquisition of Efratom. The Company currently anticipates that capital expenditures for fiscal 1998 will be less than $4 million.

        Cash provided by financing activities was approximately $296,000 for the six months ended June 30, 1998, compared to $14.8 million for the corresponding 1997 period. The Company completed a follow-on public offering during the first six months of 1997, providing approximately $14.2 million in cash.

        Accounts receivable decreased $1.1 million to $13.9 million at June 30, 1998, from $15.0 million at December 31, 1997, due to accelerated payments in the quarter ended June 30, 1998.

        Inventories decreased $264,000 to $31.0 million at June 30, 1998, from $31.2 million at December 31, 1997. The Company continues efforts to reduce inventories to more appropriate levels.

        Accounts payable increased $1.3 million to $4.7 million at June 30, 1998, from $3.3 million at December 31, 1997, a result of increased inventory purchases to support increased sales volume during the quarter ended June 30, 1998, as compared to the quarter ended December 31, 1997.

        At June 30, 1998, the Company had working capital of $47.1 million and a current ratio of 5.2:1, compared to working capital of $47.5 million and a current ratio of 6.3:1 at December 31, 1997. The decrease is due to the reclassification of $1.5 million of long-term debt to current liabilities for payment on March 27, 1999. The Company's long-term debt is provided by The Prudential Insurance Company of America ("Prudential"). This credit facility consists of: (i) $6.0 million of Series A Senior Secured Promissory Notes, maturing September 27, 2000, bearing interest at 9.07% on unpaid principal, payable quarterly, with the principal to be re-paid in installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999 and
(ii) $12.0 million of Series B Senior Secured Promissory Notes, maturing September 27, 2003, bearing interest at 10.25% on unpaid principal, payable quarterly, with the principal to be re-paid in installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In connection with entering into this facility, the Company issued to Prudential warrants to purchase 175,000 shares of common stock at an exercise price per share of $11.50. As of June 30, 1998, none of the warrants had been exercised.

        The Company's line of credit with Wells Fargo Bank, is a two-year, $12.0 million revolving line of credit, expiring November 1, 1998, bearing interest at the Bank's prime rate or at LIBOR plus 2.25%. The Company is not currently utilizing the Wells Fargo credit line, but expects to renew the line of credit for an additional two-year period.

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

        The Company has taken actions to understand the nature and extent of the work required to make its systems products and infrastructure Year 2000 compliant. In 1997, the Company began to prepare its products and review its computer-based systems for the Year 2000, including replacing or updating existing systems. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial condition.

Information Regarding Potential Fluctuations in Quarterly Operating Results

        The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the timing, availability and sale of new products; changes in the mix of products with differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the sales cycles for many of the Company's products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. The timing of these transactions could cause additional variability in the Company's operating results. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing companies' time and frequency products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, purchase policy changes, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would be materially adversely affected.

                           PART II. OTHER INFORMATION

        Items 1 through 3 and Item 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 4. Submission of Matters to a Vote of Security Holders

        (a)     The Annual Meeting of Stockholders was held on June 4, 1998

        (b) (i) Set forth below is the name of each Class II director elected at the meeting to serve until the 2001 Annual Meeting of Stockholders and the number of votes cast for their election and the number of votes withheld;

                                       Number of           Number of
                Name                   Votes "For"     Votes "Withheld"
                ----                   -----------     ----------------
                Erik H. van der Kaay   4,708,925           265,884
                Louis B. Horwitz       4,697,411           277,398
                Dan L. McGurk          4,698,565           276,244


                (ii) The terms of the following directors of the company continued after the meeting: G.Tilton Gardner, R. David Hoover , Michael M. Mann, and Edward A. Money

        (c) (i) Set forth below are the results of the voting at the meeting with respect to the proposal to adopt an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares issuable thereunder by 200,000 shares;

                Number of           Number of        Number of            Number of
                Votes "For"      Votes "Against"   "Abstentions"    Broker "Non-Votes"
                -----------      ---------------   -------------    ------------------
                 1,505,430           804,479           44,083            2,620,817

                (ii) Set forth below are the results of the voting at the meeting with respect to the proposal to adopt an amendment to the Company's 1994 Stock Incentive Plan to increase the maximum number of shares issuable thereunder by an amount, each year, equal to 2% of the number of shares of common stock outstanding as of the Company's fiscal year end;

                Number of           Number of        Number of            Number of
                Votes "For"      Votes "Against"   "Abstentions"    Broker "Non-Votes"
                -----------      ---------------   -------------    ------------------
                1,445,429            872,291          36,168           2,620,921

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibit No.   Description

                  10.43 Nonqualified stock option agreement dated April 6, 1998 with Erik van der Kaay

                  10.44 Restricted stock grant agreement dated April 6, 1998 with Erik van der Kaay

                  27.2        Financial Data Schedule

        (b) No current reports on Form 8-K were filed during the quarter covered by this report.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATUM INC.


/s/ Erik H. van der Kaay                              Date: August 13, 1998
-------------------------------------------
Erik H. van der Kaay, President and
Chief Executive Officer


/s/ David A. Young                                    Date: August 13, 1998
-------------------------------------------
David A. Young, Chief Financial and
Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                        Sequentially
                                                                          Numbered
Exhibit No.    Description                                                   Page
-----------    -----------                                              ------------
 10.43         Nonqualified stock option agreement dated April 6, 1998
               with Erik van der Kaay

 10.44 Restricted stock grant agreement dated April 6, 1998 with Erik van der Kaay

 27.2          Financial Data Schedule