Form 10-Q
period 1998-09-30
DATUM INC
filed 1998-11-13
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1998
                                    ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                         .
                                    ----------------   ----------------


                          Commission file no. 0-6272


                                   DATUM INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 95-2512237
-------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

       9975 TOLEDO WAY, IRVINE, CA                       92618-1819
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

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

The registrant had 5,468,540 shares of common stock outstanding as of November 11, 1998.

                                         INDEX



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements......................................... 3

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................ 8


PART II.       OTHER INFORMATION

Item 5.        Other Information...........................................

Item 6.        Exhibits and Reports on Form 8-K............................ 12


               Signatures.................................................. 13

               Exhibit Index............................................... 14

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                    SEPTEMBER 30,  December 31,
A S S E T S                                             1998          1997
                                                    -------------  ------------

Current assets
    Cash and cash equivalents                          $ 8,362        $ 5,819
    Accounts receivable                                 17,395         15,043
    Inventories
       Purchased parts                                   9,275         10,523
       Work-in-process                                  11,170         12,833
       Finished products                                 6,543          7,863
                                                       -------        -------
                                                        26,988         31,219

    Prepaid expenses                                       621            363
    Deferred income taxes                                2,648          2,648
    Income tax refund receivable                         1,992          1,321
                                                       -------        -------
             Total current assets                       58,006         56,413

Plant and equipment
    Land                                                 2,040          2,040
    Buildings                                            4,735          4,564
    Equipment                                           20,577         19,306
    Leasehold improvements                               1,134          1,013
                                                       -------        -------
                                                        28,486         26,923

Less accumulated depreciation and amortization          12,293         10,132
                                                       -------        -------
                                                        16,193         16,791
                                                       -------        -------

Excess of purchase price over net assets acquired       11,455         12,126
Other assets                                               578            416
                                                       -------        -------
                                                       $86,232        $85,746
                                                       =======        =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                     SEPTEMBER 30, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998           1997
                                                     ------------  ------------

Current liabilities
    Accounts payable                                   $ 4,439       $ 3,343
    Accrued salaries and wages                           2,592         3,298
    Accrued warranty                                     1,376           990
    Other accrued expenses                               1,299         1,277
    Current portion of long-term debt                    3,008            23
                                                       -------       -------
             Total current liabilities                  12,714         8,931
                                                       -------       -------

Long-term debt                                          14,521        17,418
                                                       -------       -------

Postretirement benefits                                    764           602
                                                       -------       -------

Other long-term liabilities                                105           128
                                                       -------       -------

Deferred income taxes                                    1,823         1,823
                                                       -------       -------

Stockholders' equity
    Preferred stock, par value $.25 per share
       Authorized - 1,000,000 shares
       Issued - none                                        --            --
    Common stock, par value $.25 per share
       Authorized - 10,000,000 shares
       Issued - 5,456,865 shares in 1998
                5,332,860 shares in 1997                 1,364         1,333
    Additional paid-in capital                          44,527        43,231
    Retained earnings
       Beginning of period                              12,785         7,956
       Net income (loss)                                (1,525)        4,829
                                                       -------       -------
       End of period                                    11,260        12,785

    Unamortized value of restricted stock                 (383)           --
    Cumulative translation adjustment                     (463)         (505)
                                                       -------       -------
             Total stockholders' equity                 56,305        56,844
                                                       -------       -------
                                                       $86,232       $85,746
                                                       =======       =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                            Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                           --------------------       --------------------
                                            1998         1997          1998         1997
                                           -------      -------       -------      -------
Net sales                                  $25,797      $30,209       $77,325      $91,984
                                           -------      -------       -------      -------

Costs and expenses
    Cost of goods sold                      17,149       18,125        50,574       55,135
    Selling                                  3,600        3,976        11,611       12,245
    Product development                      3,249        2,529         9,091        7,450
    General and administrative               2,657        2,440         7,334        7,728
    Interest expense                           512          513         1,548        1,567
    Interest (income)                         (121)        (110)         (313)        (233)
                                           -------      -------       -------      -------
                                            27,046       27,473        79,845       83,892
                                           -------      -------       -------      -------

Income (loss) before income taxes           (1,249)       2,736        (2,520)       8,092
Income tax provision (benefit)                (493)       1,122          (995)       3,318
                                           -------      -------       -------      -------

Net income (loss)                          $  (756)     $ 1,614       $(1,525)     $ 4,774
                                           =======      =======       =======      =======

Net income (loss) per share:
    Basic                                  $  (.14)     $   .31       $  (.28)     $   .98
                                           =======      =======       =======      =======
    Diluted                                $  (.14)     $   .28       $  (.28)     $   .90
                                           =======      =======       =======      =======

Shares used in per share calculation:
    Basic                                    5,438        5,283         5,393        4,856
                                           =======      =======       =======      =======
    Diluted                                  5,438        5,799         5,393        5,307
                                           =======      =======       =======      =======

See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                    ------------------------------
                                                                    SEPTEMBER 30,    September 30,
                                                                        1998             1997
                                                                    -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                  $(1,525)         $  4,774
                                                                       -------          --------
    Adjustments to reconcile income (loss) to net cash
       provided by (used in) operating activities:
             Depreciation and amortization                               2,681             2,291
             Amortization of goodwill                                      671               671
             Contribution of shares of common stock to
                the Company's 401(k) plan                                  553               477
             Amortization of unvested restricted stock                      29                --
          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                 (2,352)            2,053
             Increase in income tax refund receivable                     (670)               --
             (Increase) decrease in inventories                          4,231           (10,712)
             (Increase) decrease in prepaid expenses                      (258)                2
             Increase in other assets                                     (249)              (27)
             Increase (decrease) in accounts payable                     1,096            (1,377)
             Increase (decrease) in accrued expenses                      (299)              397
             Decrease in income taxes payable                             ---               (713)
             Increase in postretirement benefits                           162               117
             Decrease in other long-term liabilities                       (23)              (23)
                                                                       -------          --------
          Total reconciling items                                        5,572            (6,844)
                                                                       -------          --------
          Net cash provided by (used in) operating activities            4,047            (2,070)
                                                                       -------          --------

Cash flows from investing activities:
    Book value of equipment disposals                                        4                32
    Capital expenditures                                                (1,895)           (3,151)
    Payment for acquisition, net of cash acquired                           --            (1,270)
    Other                                                                   42              (343)
                                                                       -------          --------
       Net cash used in investing activities                            (1,849)           (4,732)
                                                                       -------          --------

Cash flows from financing activities:
    Reductions to long-term debt                                           (16)              (45)
    Proceeds from issuance of common stock                                  --            14,156
    Proceeds from exercise of stock options                                160             1,189
    Proceeds from ESP plan                                                 201                --
                                                                       -------          --------
       Net cash provided by financing activities                           345            15,300
                                                                       -------          --------

Net increase (decrease) in cash and cash equivalents                     2,543             8,498
Cash and cash equivalents at beginning of period                         5,819             1,389
                                                                       -------          --------

Cash and cash equivalents at end of period                             $ 8,362          $  9,887
                                                                       =======          ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997



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

NOTE B - EARNINGS PER SHARE

Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires dual presentation of net income per share-basic and diluted. Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Net income per share. Diluted reflects the potential dilution that could occur if stock options and warrants were exercised. Prior period net income per share data has been restated to conform with the provisions of this Statement.

NOTE C - RECENT CHANGES TO ACCOUNTING STANDARDS

In 1998, the Company adopted Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the company's consolidated financial statements. Comprehensive income is defined in FAS 130 as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $(690,000) and 1,505,000 for the three months ended September 30, 1998 and 1997 respectively, and $(1,483,000) and $4,418,000 for the nine months ended September 30, 1998 and 1997 respectively. The primary difference from net income as reported is the tax affected change in cumulative translation adjustment.

In June 1997, the Financial Accountings Standards Board issued Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information, which is effective for the fiscal years after December 15, 1997. The statement will require the Company to report about its operating segments. The Company will adopt FAS 131 for reporting of year ending December 31, 1998. It is not expected that the adoption of this statement will have any material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1997 Annual Report to Stockholders.

                                INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in (Management's Discussion and Analysis of Financial Condition or Results of Operations) as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Results of Operations

The following table sets forth, for the fiscal periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                           Percentage of Net Sales
                                         --------------------------------------------------------
                                         Three Months Ended
                                            September 30,                 Year Ended December 31,
                                        --------------------             ------------------------
                                          1998        1997               1997     1996      1995
                                          -----       -----              -----    -----     -----
Net sales............................     100.0%      100.0%             100.0%   100.0%    100.0%
                                          -----       -----              -----    -----     -----
Costs and expenses
   Cost of goods sold................     66.5%        60.0%              59.8%    61.3%     59.5%
   Selling...........................     14.0%        13.2%              13.9%    13.3%     14.6%
   Product development...............     12.6%         8.4%               9.3%     8.3%      10.5%
   General and administrative........     10.3%         8.1%               8.3%    11.0%     12.6%
   Interest, net.....................      1.5%         1.3%               1.5%     2.5%      2.5%
                                          -----       -----              -----    -----     -----
Income before income taxes...........     (4.8%)        9.1%               7.2%     3.6%      0.3%
Income tax provision.................     (1.9%)        3.7%               2.9%     1.5%      0.2%
                                          -----       -----              -----    -----     -----
Net income...........................     (2.9%)        5.3%               4.2%     2.1%      0.1%
                                          =====       =====              =====    =====      ====

NET SALES. The Company's net sales decreased 14.6% to $25.8 million for the quarter ended September 30, 1998 from $30.2 million for the corresponding quarter in 1997. For the nine months ended September 30, 1998, net sales decreased 15.9% to $77.3 million from $92.0 million for the corresponding period of 1997. Sales continue to be affected by decreased product usage by the Company's larger telecommunications customers.

GROSS MARGIN. Gross margin decreased to 33.5% for the quarter ended September 30, 1998 from 40.0% for the corresponding quarter in 1997. For the nine months ended September 30, 1998, gross margin decreased to 34.6% from 40.1% for the corresponding period of 1997. The decrease was due to lower than planned sales volume of wireless products combined with new pricing for Lucent, the Company's largest customer.

SELLING EXPENSE. Selling expense decreased by 9.5% to $3.6 million for the quarter ended September 30, 1998, from $4.0 million for the corresponding quarter in 1997. For the nine months ended September 30, 1998, selling expense decreased 5.2% to $11.6 million from $12.2 million for the nine months ending September 30, 1997. The reduction was due to lower commission expense due to decreased sales levels. As a percentage of net sales, selling expense increased to 14.0% for the quarter ended September 30, 1998 from 13.2% for the corresponding quarter in 1997. For the nine months ended September 30, 1998, selling expense as a percentage of net sales increased to 15.0% from 13.0% for the corresponding period of 1997. The increase is due to a smaller sales base in 1998.

PRODUCT DEVELOPMENT. Product development expense increased by 28.5% to $3.2 million for the quarter ended September 30, 1998, from $2.5 million for the corresponding quarter in 1997. For the nine months ended September 30, 1998, product development expense increased by 22.0% to $9.1 million from $7.5 million for the corresponding nine months of 1997. The increase was primarily due to increased telecommunication-related development, including a program specifically designed to reduce manufacturing costs. As a percentage of net sales, product development expenses increased to 12.6% for the quarter ended September 30, 1998, from 8.4% for the corresponding quarter of 1997. For the nine months ended September 30, 1998 product development expense, as a percentage of sales, increased to 11.8% from 8.1% for the corresponding period of 1997.

GENERAL AND Administrative. General and administrative expense increased 8.9% to $2.7 million for the quarter ended September 30, 1998, from $2.4 million for the corresponding quarter of 1997. For the nine months ended September 30, 1998, general and administrative expense decreased 5.1% to $7.3 million from $7.7 million for the first nine months of 1997. The increase was primarily the result of additional corporate expenses relating to the transition of top management.

As a percentage of net sales, general and administrative expense increased to 10.3% for the quarter ended September 30, 1998, from 8.1% for the corresponding quarter of 1997. For the nine months ended September 30, 1998, general and administrative expense, as a percentage of net sales, increased to 9.5%, from 8.4% for the corresponding period of 1997. The increase was due to a smaller sales base.

INTEREST, NET. Interest expense decreased by $12 thousand to $391 thousand for the quarter ended September 30, 1998, from $403 thousand for the corresponding quarter of 1997. For the nine months ended September 30, 1998, interest expense decreased $99 thousand to $1.2 million from $1.3 million for the corresponding period of 1997. The decrease is the result of increased interest earned on the Company's higher cash balances and decreased interest charged on the company's reduced debt levels in 1998.

SHARES OUTSTANDING. Shares outstanding increased for the quarter ended September 30, 1998 as a result of shares issued through the Company's 401k, Employee Stock Purchase Plan, and Incentive Stock Option Plans. For the nine months ended September 30, 1998, shares outstanding increased from the corresponding period of 1997, primarily as a result of the Company's follow-on public offering of 1,035,000 shares of common stock completed April 11, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was approximately $4.0 million for the nine months ended September 30, 1998, compared to cash used in operating activities of $2.1 million for the corresponding period of 1997. Cash flows were adversely affected in 1997 by greater working capital needs in connection with increased production levels associated with building inventories for sales into the cellular and PCS markets.

Cash used in investing activities was approximately $1.8 million for the nine months ended September 30, 1998, compared to $4.7 million for the corresponding period of 1997. Capital expenditures decreased $1.3 million during the nine months ending September 30, 1998, compared to the corresponding period of 1997. Cash used in 1997 included the final payment of $1.3 million in connection with the acquisition of Efratom. The Company currently anticipates that capital expenditures for fiscal 1998 will be less than $3 million.

Cash provided by financing activities was approximately $345 thousand for the nine months ended September 30, 1998, compared to $15.3 million for the corresponding nine months of 1997. The Company completed a follow-on public offering during the first nine months of 1997, providing approximately $14.2 million in cash.

Accounts receivable increased $2.4 million to $17.4 million at September 30, 1998, from $15.0 million at December 31, 1997, due primarily to larger shipments in the last two months of the third quarter than in the last two months of the year.

Inventories decreased $4.2 million to $27.0 million at September 30, 1998, from $31.2 million at December 31, 1997. The Company continues efforts to bring inventory in line with order flow.

Accounts payable increased $1.1 million to $4.4 million at September 30, 1998, from $3.3 million at December 31, 1997, a result of increased inventory purchases to support increased sales volume during the quarter ended September 30, 1998, compared to the quarter ended December 31, 1997.

At September 30, 1998, the Company had working capital of $45.3 million and a current ratio of 4.6:1, compared to working capital of $47.5 and a current ratio of 6.3:1 at December 31, 1997. The decrease is a result of the reclassification of $3.0 million of Prudential long-term debt to current liabilities for payment in two equal installments of $1.5 million due March 27 and September 27, 1999.

The Company's long-term debt is provided by The Prudential Insurance Company of America ("Prudential").

This credit facility consists of: (i) $6.0 million of Series A Senior Secured Promissory Notes, maturing September 27, 2000, bearing interest at 9.07% on unpaid principal, payable quarterly, with the principal to be re-paid in installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999; and, (ii) $12.0 million of Series B Senior Secured Promissory Notes, maturing September 27, 2003, bearing interest at 10.25% on unpaid principal, payable quarterly, with the principal to be re-paid in installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. The two $1.5 million installments due in 1999 have been classified as short-term debt. In connection with entering into this facility, the Company issued to Prudential warrants to purchase 175,000 shares of common stock at an exercise price per share of $11.50. As of September 30, 1998, none of the warrants had been exercised.

The Company's line of credit with Wells Fargo Bank, is a two-year, $12.0 million revolving line of credit, extended to December 18, 1998, bearing interest at the Bank's prime rate or at LIBOR plus 2.25%. The Company is not currently utilizing the Wells Fargo credit line, but expects to renew the line of credit for an additional two-year period.

The Wells Fargo credit facility and the Prudential credit facility provide the Company with an aggregate borrowing capacity of $30 million.

Under both agreements, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amount of leases and capital expenditures that may be incurred. At September 30, 1998, the Company was not in compliance with the fixed charge coverage ratio in the Prudential agreement. The Company has received a waiver for the non-compliance.

Year 2000

The Company is aware that some significant portion of existing electronic equipment, including computers, software and embedded technology, was not designed to correctly process dates after December 31, 1999. These systems store dates as having two digit, rather than four digit, years, which could potentially cause erroneous data results or program failures in the year 2000. The Company is currently assessing the impact of such Year 2000 (Y2K) issues on the Company's internal computer systems, non-computer systems, and products as well as on the Company's vendors, service providers, and significant customers.

Internally, the Company has developed a plan to inventory critical systems at each of its five operating locations and develop solutions, with further contingency plans where possible. The Company has identified two of its five information systems locations as not Y2K compliant. While the Company could upgrade these two locations without incurring material expense, the Company has instead decided to implement a Company-wide enterprise information system, which is scheduled for completion in September 1999. The new system is expected to improve information systems operating performance and will be fully Y2K compliant. The Company has not identified any other significant areas of non-compliance in internal computer systems or non-computer systems, or products. The Company has reviewed its products and does not expect to incur any material expense related to product non-compliance. The Company believes additional, though immaterial, revenue may be realized if customers decide to upgrade their older products.

The Company believes the greatest risk of significant adverse effects on the Company relates to third party failure to appropriately address their Y2K non-compliance. Y2K failures in key suppliers' systems, or their respective suppliers' or customers' systems, could effect their ability to supply material or services to the Company, and therefore affect the Company's ability to produce and ship products. Y2K failures at the Company's significant customers, including the United States government, could effect such customers' ability to order, accept and pay for the Company's products. External Y2K failures could therefore have a material adverse effect on the Company's revenues and financial condition. The Company is in the process of securing letters of compliance from those vendors and service providers that are critical to the operations of the Company. The Company plans to secure alternative suppliers for those who cannot assure the Company of their Y2K readiness. The Company also plans to survey its significant customers regarding their plans to identify and address Y2K issues. The Company has already been assured by its two largest customers, Lucent and Motorola, that they expect to be Y2K compliant. External Y2K risks will be addressed as the survey of key customers and suppliers is completed. Although the Company expects cooperation from the suppliers and customers it is surveying, the Company also relies on services such as telephones and utilities, whose Y2K compliance is outside of the Company's control. Therefore, the Company may be unable to accurately assess the Y2K readiness of third parties, and the impact of such third party non-compliance on the Company's operations.

The Company plans to continue to identify, assess and to resolve all material Y2K issues by the end of 1999. The Company is developing contingency plans to address significant internal and external Y2K issues as they are identified. These contingency plans are expected to be complete by the end of 1999. The Y2K problem involves pervasive complex interrelationships, both internal and external to the Company. As a result, no assurance can be given that the Company will identify and successfully resolve all Y2K issues.

The Company has not incurred any material expense to date in addressing Y2K issues. Although the Company has not completed its assessment of Y2K readiness, the Company believes no material expenses will be incurred in the future.

GPS Week Rollover

All current Global Positioning system (GPS) satellites, which are operated by the United States government, report time in the form of a GPS week number and a time offset. The week number is accumulated in a 10 bit counter with a range of 0 to 1023. The counter began at 0 on January 6, 1980 and is schedule to roll from 1023 back to 0 on August 21, 1999. This rollover may cause equipment to erroneously interpret dates causing satellite positions to be miscalculated producing inaccurate data. The Company has identified its products that are non-compliant. The Company's liability is limited to those products considered under warranty. The Company does not expect to incur any material expense in upgrading these products. For products not considered under warranty, the Company expects to realize additional revenue, although not material, in upgrading these older non-compliant products.

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

                           PART II. OTHER INFORMATION


Items 1 through 4 have been omitted because the related information is either inapplicable or has been previously reported.

Item 5 - Other Information

Any stockholder desiring to submit a proposal for action at the 1999 Annual Meeting of Stockholders and presentation in the Company's proxy statement with respect to such meeting should arrange for such proposal to be delivered to the Company's offices, Attn: Secretary, Datum Inc., 9975 Toledo Way, Irvine, California, 92618-1605, no later than December 31, 1998, in order to be considered for inclusion in the Company's proxy statement relating to the meeting. Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the Securities and Exchange Commission and other laws and regulations to which interested persons should refer.

On May 21, 1998 the Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the current year's anniversary of the date of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by March 17, 1999, the Company will be allowed to use its voting authority as outlined.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit No.   Description

        10.45 Agreement with Lucent Technologies Inc., signed July 2, 1998. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential treatment under Rule 24b-2 of the Exchange Act.)

        27.3          Financial Data Schedule

(b) No current reports on Form 8-K were filed during the quarter covered by this report.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




/s/ Erik H. van der Kaay                             Date  November 13, 1998
-------------------------------------                     ---------------------
Erik H. van der Kaay,
President and Chief Executive Officer





/s/ David A. Young                                   Date  November 13, 1998
-----------------------------                        ---------------------
David A. Young,
Chief Financial and Chief
Accounting Officer

                                  EXHIBIT INDEX

                                                                             Sequentially
                                                                              Numbered
Exhibit No.    Description                                                      Page
------------   -----------                                                   -----------
  10.45        Agreement with Lucent Technologies Inc., signed
               July 2, 1998. (Portions of this Exhibit are omitted and
               were filed separately with the Secretary of the Commission pursuant to the Company's application for confidential
               treatment under Rule 24b-2 of the Exchange Act.)

  27.3         Financial Data Schedule