Form 10-K405
period 1998-12-31
DATUM INC
filed 1999-03-24
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998

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

       Registrant's telephone number, including area code: (949) 598-7500

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

Yes    X       No
     -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 17, 1999, was approximately $36,920,411.

The number of outstanding shares of the Registrant's Common Stock as of March 17, 1999 was 5,528,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999 (to be filed with the Commission within 120 days of December 31, 1998): Part III, Items 10-13.

                               Page 1 of ___ Pages
     Exhibit Index is Located on Sequential Numbered Page __ of this Report.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-K (this "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding: the Company's ability to design, develop, manufacture and market products, the ability of the Company's products to maintain commercial acceptance, the Company's ability to achieve new product commercialization, the anticipated growth of its target markets, its ability to maintain profitability, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business". All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I
Item 1.  BUSINESS.

GENERAL

         Datum designs, manufactures and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks and in numerous other applications. Utilizing its more than 30 years of experience with time and frequency standards, Datum supplies products that can provide accurate time to within a fraction of one second over 100,000 years. Datum serves the markets for high-precision time and frequency devices in the telecommunications industry which is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular and Personal Communications Services ("PCS") networks. The Company's Efratom subsidiary invented the rubidium oscillator in 1971 and believes it currently supplies approximately 80% of the high-precision, rubidium atomic clocks used in cellular and PCS network base stations in the United States. Datum is a major supplier of extremely precise cesium standards and Global Positioning System ("GPS") receivers that generate or capture time and frequency information for use in wireline telecommunications infrastructures.

         In addition to providing time and frequency products for telecommunications applications, Datum is a growing supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. Datum also manufactures time and frequency devices for satellites, including GPS satellites which utilize the Company's cesium clocks to provide highly accurate timing and navigation information throughout the world. The Company also provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations. The Company is exploring the developing market for encrypted trusted time. The hardware and software we believe necessary for a market for legal, non-repudiable electronic business transactions to grow is in development by the Company.

         In Note G to the Consolidated Financial Statements of the Company contained elsewhere in this Report, the Company provides sales and earnings information segmented by geographic location.

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

         Wireline. The wireline sector of the telecommunications market has experienced increased need for high-accuracy timing and frequency equipment primarily as a result of the upgrading of existing networks from analog to digital and the installation of new wireline networks. The wireline sector currently consists of numerous networks and lines, which are connected by switches that provide a transferring mechanism to route transmissions to their ultimate destinations. In order to transfer voice, data or video traffic from one line or network to another, both lines or segments of the network must operate at the same frequency within a very narrow tolerance. Increased demand for higher capacity, higher speed and more accurate information flow has required the transition of wireline networks from analog to digital systems. Imperfect synchronization in an analog system may result merely in static or delayed communication. The failure to synchronize the components in digital networks, however, may result in the loss of information, requiring re-transmission and thus decreasing network efficiency, and increasing the costs to the network operator. As a result, digital systems have a greater need for accurate synchronization, which is accomplished through the use of precise timing devices located throughout the networks.

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

         The Company has entered into alliances to develop advanced digital security for transmitting highly sensitive documents across the Internet. We believe these alliances will lead to the development of the ability to provide GPS-based time stamps, referenced to UTS (NIST) that can be encapsulated into transactions and documents in a cryptographically protected manner and transmitted as e-mail, FTP, CD or cassette.

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

         The Company applies its core understanding of timing and frequency technology and its experience in delivering highly stable and accurate clocking devices to provide a wide range of timing and frequency products for telecommunications, enterprise computing and a variety of other commercial applications. The Company designs, manufactures and markets cesium standards, rubidium oscillators, quartz oscillators and GPS receivers in numerous configurations, depending on the desired application. The Company's products are the result of substantial research and development performed in the areas of atomic physics, electronics engineering and software design. The Company designs and manufactures its own physics packages, through which cesium or rubidium is energized as part of the frequency detection and control process. Datum also designs the electronics packages for its products, which are necessary to convert the signal generated by the physics package into highly stable electronic pulses.

         Datum is a leading supplier of time and frequency products for the overall telecommunications system, for satellite applications, enterprise computing networks, and for a variety of other test and measurement applications. For telecommunications markets, Datum provides rubidium and quartz oscillators that operate as stand-along frequency sources in cellular and PCS base stations and network switches or are combined with the Company's GPS receivers to provide timing information in the event of a loss of signal. In addition, Datum provides time and frequency cesium standards for network switches within wireline networks. The Company also supplies cesium standards for GPS satellites that transmit precise timing information and GPS receivers that receive and process the satellite timing transmissions throughout wireless and wireline networks.

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

         Cesium Clocks -- The Company's cesium clocks are installed aboard each of the twenty-four GPS satellites now operating in space. Because these satellites have a life expectancy of approximately 7.5 years, it is necessary that additional units be designed to be available as replenishment. The Company is a cesium clock supplier for a series of satellites scheduled to be launched starting in the year 2001.

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

         Rubidium Oscillators -- In addition to their widespread use in the telecommunications industry, the Company's rubidium oscillators have a number of other specific applications, such as frequency control for television networks, Doppler radar, satellite tracking and guidance and laboratory instrumentation. The Company's rubidium oscillator line includes military qualified models designed for high stability and reliability in adverse environments. The Company's newer models feature lower profiles and are on standard plug-in circuit cards specifically designed for ease of integration.

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

    Time Code Instrumentation Products

         In addition to the time and frequency standards described above, the Company manufactures and markets a line of products that process or utilize basic time and frequency information for various applications. The time is generated from either an internal or external frequency reference in the form of digital codes tailored to specific applications, usually to time-annotated data recording or transmission. To correspond with the time generating equipment described above, the Company makes devices which "read" the coded time, transmitting it to computers, displays, or other devices where the recording of accurate time is required.

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

         Research and development expenses totaled $11.9 million, $10.7 million and $7.7 million in 1998, 1997 and 1996, respectively.

CUSTOMERS

         A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies, Inc. ("Lucent"), accounted for approximately 34% and 38% of net sales for the years ended December 31, 1998 and 1997, respectively. The Company's second largest customer, Motorola, Inc., accounted for less than 10% of net sales in 1998 and 10% of net sales in 1997. Further, the Company's five largest customers accounted for approximately 52% and 58% of net sales during the same period. The Company believes that its major customers continually evaluate whether to purchase time and frequency products from alternate or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, results of operations and financial condition.

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

         Export sales of the Company's products were approximately 24%, 19% and 22% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's total sales for the foreseeable future. As a result, the Company is subject to various risks, which include: economic instability in Asia; a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; health and safety requirements; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; restrictions against the repatriation of earnings; export control restrictions; overlapping or differing tax structures; political instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's foreign sales are generally invoiced in U.S. dollars and, accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. There can be no assurance that any currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition. See "Quantitative and Qualitative Disclosures About Market Risk."

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

BACKLOG

         The Company's backlog of orders was approximately $20.8 million on December 31, 1998, compared to approximately $34.0 million a year earlier. The decrease was primarily due to a slowdown in the wireless market. The Company considers as backlog all orders that are expected to be shipped to customers within a 6-month period. As part of the Company's close working relationships with its major OEM customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their time and frequency product requirements and to inventory products at the Company's facilities for just-in-time delivery to the OEM customers. Therefore, although contracts with such customers typically specify aggregate volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only days or a few weeks prior to the required delivery date to the OEM customer. As a result of possible changes in product delivery schedules, cancellations of orders and potential delays in product shipments and orders received for products shipped in the same quarter, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period.

GOVERNMENT CONTRACTS

         The Company believes that approximately 12% of its sales in 1998 were made either directly to United States government agencies or indirectly to U.S. government agencies through subcontracts as compared to approximately 13% in 1997 and 15% in 1996 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the U.S. government.

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

         From time to time the Company has received communications from third parties asserting that features of certain of its products may infringe upon the intellectual property rights of such third parties. Although the Company makes reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that patent or other intellectual property infringement claims will not be asserted against the Company in the future. Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling certain of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, should the Company decide to, or be forced to, litigate such claims, such litigation could be expensive and time consuming, could divert management's attention from other matters and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the outcome of the litigation.

EMPLOYEES

         The Company had 553 employees at December 31, 1998. None of the Company employees are represented by a union. The Company believes its relations with its employees are good.

         The Company's success depends upon the continued services of its key management personnel. The Company and Erik van der Kaay, its President and a Director, have entered into an employment agreement with an indefinite term. The Company's other key personnel, including technical personnel, would be difficult to replace and are not parties to employment or noncompetition agreements. The Company's growth and future success will depend in large part upon its ability to attract and retain additional highly qualified engineering, sales and marketing personnel. In certain of the Company's locations, the Company has experienced difficulty in attracting and retaining highly qualified technical personnel. The loss of technical personnel who become known and trusted by customers of the Company can have an adverse impact on the Company's relationships with such customers. Delay in adding appropriately trained personnel can lead to program delays, higher product costs, and customer dissatisfaction.

Item 2.  PROPERTIES

         The Company's Irvine, California, manufacturing and executive office facilities occupy an aggregate of 109,000 square feet in two sites under leases, each expiring July 31, 2005. The Company also operates at a facility located in San Jose, California, consisting of a 21,800 square foot engineering and manufacturing building, under a lease expiring on February 28, 2001. The Company also operates a facility located in Hofolding, Germany, consisting of an 8,600 square foot manufacturing facility, under a lease expiring in June 1999. The Company is currently negotiating to renew this lease. The Company owns its facility in Beverly, Massachusetts, comprised of a 32,000 square foot building located on approximately four acres of land. The Company also owns its facility in Austin, Texas, comprised of a 50,000 square foot building, of which 9,000 square feet are leased to an unaffiliated third party, located on approximately nine acres of land. The Company believes that its current facilities are adequate for its present level of operations.

Item 3.  LEGAL PROCEEDINGS

         In late 1996, the Company received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., the Company's wireline operation ("Austron"), prior to the Company's acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner's claim that the soil at the site contains the same contaminants that were the focus of Austron's previous remediation efforts. In compliance with current law, the Company has established the extent of the site contamination, which contamination extends to adjoining properties owned by third parties. The Company believes that it will continue to incur monitoring costs in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the Company's exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners' claims or any related governmental action will not singly or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations, the Company does not believe the aggregated potential liability will have such an effect.

         The Company is also a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Registrant:

         Name              Age                    Positions and Offices with the Registrant
         ----              ---                    -----------------------------------------
Erik H. van der Kaay        58              President and Chief Executive Officer since April 1998.
                                            Prior to joining Datum, he served as Allen Telecom's
                                            Executive Vice President from 1997 to 1998 and a variety
                                            of senior positions from 1990 to 1997. He was President
                                            and Chief Executive Officer of Millitech Corporation
                                            from 1988 to 1990. He currently serves on the Boards of
                                            RF Micro-Devices and TranSwitch Corporation.

Louis B. Horwitz            71              Chairman of the Board of Directors of the Company since
                                            October 1976 and a director of the Company since May
                                            1975. President and Chief Executive Officer from 1976 to
                                            1998. Prior to joining the Company, He was an
                                            independent management consultant and an Executive Vice
                                            President of Xerox Data Systems, a manufacturer of
                                            computers.

D. Ronald Duren             56              Vice President of the Company since April 1998. Prior to
                                            joining the Company, he was with Telecom Solutions
                                            serving as their President and Chief Operating Officer
                                            from August 1990 to April 1997, as Vice President of
                                            Sales from August 1988 to August 1990, and as Director
                                            of Marketing and Sales from July 1986 to August 1988.
                                            From 1983 through July 1986, he served as Vice
                                            President, Telco Sales for Granger Associates.
                                            Previously, Mr. Duren served in various management
                                            positions with AT&T for seventeen years.

Paul Baia                   46              Vice President of the Company since January 1996 and
                                            President of its Frequency Time Systems subsidiary since
                                            January 1996. From January 1990 to January 1996 he was
                                            General Manager of FTS. From March 1988 to January 1990
                                            he was Director of Operations for FTS.

John (Jack) R. Rice         54              Vice President of the Company since April 1994 and
                                            President of the Company's Austron, Inc. subsidiary
                                            since May 1995. He also served as President of the
                                            Company's Efratom Time & Frequency Products, Inc.
                                            subsidiary from April 1998 to March 1999. From April
                                            1994 to May 1995 he was General Sales Manager of the
                                            Company. From 1987 to 1994, he served as Director of
                                            North American Sales and of OEM Sales for Emulex
                                            Corporation, a computer hardware manufacturing company.

David C. Robinson           58              Vice President of the Company and President of the
                                            Company's Bancomm-Timing Division since March 1994. From
                                            February 1986 to March 1994, he served as General
                                            Manager of the Bancomm Division. Mr. Robinson became
                                            President of Bancomm Corporation in 1984, which he
                                            served as Vice President of Marketing since May 1978.

Raymond L. Waguespack       67              Vice President of the Company since 1989 and Secretary
                                            of the Company from October 1993 to July 1994 and Vice
                                            President, International Sales since April 1996. He has
                                            been President of the Company's Timing Division since
                                            October 1993. From April 1993 to September 1993, he
                                            served as International Sales and Marketing Manager of
                                            the Timing Division. From September 1989 to March 1993,
                                            Mr. Waguespack served as President of TCXO Enterprises,
                                            formerly Spectrum Technology, Inc., a former subsidiary
                                            of the Company, which manufactured quartz oscillators.

David A. Young              55              Vice President, Chief Financial Officer, Secretary and
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

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the Company's common stock are traded on The Nasdaq Stock Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of common stock of the Company as reported on The Nasdaq Stock Market for each quarter of the two most recent fiscal years:

                                                                  HIGH    LOW
                                                                  ----    ---
YEAR ENDED DECEMBER 31, 1998
1st Quarter...................................................  18-1/2       12
2nd Quarter...................................................  18-1/8       13
3rd Quarter...................................................  18-1/8    6-1/4
4th Quarter...................................................   9-3/4   5-5/16

YEAR ENDED DECEMBER 31, 1997
1st Quarter...................................................  24-1/2   13-3/4
2nd Quarter...................................................  32-5/8   14-1/8
3rd Quarter...................................................  49-1/2       30
4th Quarter...................................................  40-1/8       12

         It is the policy of the Company to retain earnings to finance the future growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's existing credit arrangements restrict the Company from paying cash dividends.

At March 17, 1999, there were 372 stockholders of record.

Item 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data has been derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheet at December 31, 1998 and 1997 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1998 and notes thereto appear elsewhere in this Report.

                                                                    Year Ended December 31,
                                               --------------------------------------------------------------------
                                                 1998          1997           1996          1995(1)         1994
                                               ---------     ---------      ---------      ---------      ---------
                                                         (In thousands, except share and per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales    ...............................   $101,233       $114,092      $  91,854      $  67,257      $  30,897
   Costs and expenses:
      Cost of goods sold....................     65,172         68,235         56,285         40,010         17,491
      Selling...............................     15,003         15,808         12,182          9,836          5,206
      Product development...................     11,903         10,650          7,667          7,087          2,494
      General and administrative (2)........      9,946          9,479         10,127          8,460          3,934
                                               ---------     ---------      ---------      ---------      ---------
      Operating income (loss)...............       (791)         9,920          5,593          1,864          1,772
                                               ---------     ---------      ---------      ---------      ---------
      Interest expense......................      2,051          2,085          2,255          1,667            241
      Interest income.......................       (434)          (349)            (7)           (17)           (15)
                                               ---------     ---------      ---------      ---------      ---------
Income (loss) before income taxes...........     (2,408)         8,184          3,345            214          1,546
Income tax provision (benefit)..............       (951)         3,355          1,371            154            610
                                               ---------     ---------      ---------      ---------      ---------
Net income (loss)...........................   $ (1,457)     $   4,829      $   1,974      $      60      $     936
                                               =========     =========      =========      =========      =========
Net income (loss) per share:
      Basic  ...............................   $   (.27)     $     .97      $     .49      $     .02      $     .36
                                               =========     =========      =========      =========      =========
      Diluted...............................   $   (.27)     $     .90      $     .46      $     .02      $     .34
                                               =========     =========      =========      =========      =========
Shares used in per share calculation:
      Basic  ...............................   5,414,075     4,973,228      4,061,014      3,713,710      2,628,721
                                               =========     =========      =========      =========      =========
      Diluted...............................   5,414,075     5,389,862      4,253,019      3,954,307      2,732,812
                                               =========     =========      =========      =========      =========

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                 1998          1997           1996           1995           1994
                                               ---------     ---------      ---------      ---------      ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................   $  46,089     $  47,482      $  26,029      $  12,310      $   8,684
Total assets                                      86,920        85,746         68,688         66,137         24,578
Long-term debt..............................      14,533        17,418         17,318          7,938             50
Stockholders' equity........................      56,978        56,844         34,623         31,313         16,883
                                               =========     =========      =========      =========      =========


-----------------
(1) In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Datum GmbH (formerly Efratom Elektronik GmbH). As a result of the acquisition, the Company experienced an increase in all categories of sales and expenses.
(2) Includes $1.5 million, $1.5 million, $1.5 million and $1.1 million for 1998, 1997, 1996 and 1995, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

         Datum designs, manufactures and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

RESULTS OF OPERATIONS

         The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results on an annual and quarterly basis. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. A significant component of these fluctuations may result from rescheduling of orders by the Company's major customers. Due to these and other unanticipated factors, it is likely that in some future quarters the Company's operating results may be below the expectations of public market analysts or investors.

         Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, satellites and in a variety of other test and measurement applications. Net sales for the Company decreased by 11.3% from $114.1 million in 1997 to $101.2 million in 1998. Continued softness in the cellular and PCS wireless telecommunications market throughout 1998 accounted for the reduction. However, it was partially offset by the growth of nearly 40% in the Company's wireline telecommunications sales. The Company's net sales increased 24.2% from $91.9 million in 1996 to $114.1 million in 1997. This increase was primarily the result of increased sales into each of the Company's principal markets. In particular, net sales were positively impacted as a result of increased sales of rubidium oscillators into the cellular and PCS wireless telecommunications markets. The Company's sales in the enterprise computing market also showed significant growth in 1997 over 1996, largely due to increased international business.

         A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technology, accounted for approximately 34%, 38%, and 36% of net sales for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Further, the Company's five largest customers, including Lucent, accounted for approximately 52%, 58%, and 53% of net sales during the same periods. The reduction in orders by, or loss of any major customer could adversely affect the Company's business, financial condition and results of operations.

         Direct and indirect sales to the United States government decreased 16.6% from $15.1 million in 1997 to $12.6 million in 1998, constituting approximately 13.2% and 12.4% of net sales. Direct and indirect sales to the United States government increased 8.6% from $13.9 million in 1996 to $15.1 million in 1997, constituting approximately 15.1% and 13.2% of net sales, respectively. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract.

         Gross Margins. Gross margins are derived from net sales and cost of goods sold, which consists primarily of raw materials, labor, overhead and warranty costs. Gross margins were 35.6% and 40.2% in 1998 and 1997, respectively. The decrease in gross margin in 1998 was primarily the result of decreased sales in the wireless telecommunications market and continual price pressures on these products. Gross margins were 40.2% and 38.7% in 1997 and 1996, respectively. The increase in gross margins in 1997 was primarily the result of an increased percentage of the Company's net sales in wireless telecommunications products, along with productivity improvements. Gross margins were adversely affected in each year as a result of Lucent accounting for an increased percentage of the Company's net sales and price reductions on certain products purchased by Lucent pursuant to the terms of the supply agreement with the Company. Gross margins can be adversely affected by a number of factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the rescheduling of customers' orders.

         Selling Expense. Selling expense consists primarily of salaries and other expenses of its sales and marketing personnel, along with sales commissions paid to the Company's third-party representatives and distributors. Selling expense as a percentage of net sales was 14.8% and 13.9% in 1998 and 1997, respectively. Selling expense decreased by 5.1% to $15.0 million in 1998 from $15.8 million in 1997, primarily from the reduction in commissions on decreased net sales.

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

         Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased 11.8% from $10.7 million in 1997 to $11.8 million in 1998, representing 9.3% and 11.8% respectively. The dollar increase reflects the continual emphasis on new product design and enhancement of current products. Product development expense increased 38.9% from $7.7 million in 1996 to $10.7 million in 1997, representing 8.3% and 9.3% of net sales, respectively. The dollar increase resulted from the commencement of development programs in 1997 to improve certain products through new chip designs and software development.

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

         General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expenses increased by 4.9% from $9.5 million to $9.9 million in 1998, and increased as a percentage of net sales from 8.3% in 1997 to 9.8% in 1998. Hiring and moving costs along with overlapping transition salaries for two CEO's accounted for the increased costs in 1998. General and administrative expense decreased by 6.4% from $10.1 million in 1996 to $9.5 million in 1997, and decreased as a percentage of net sales from 11.0% in 1996 to 8.3% in 1997. Such expenses include $2.1 million, $2.1 million and $1.5 million for 1998, 1997 and 1996, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

         Interest, Net. Interest decreased 5.9% from $1.7 million in 1997 to $
1.6 million in 1998, as a result of increased cash investment balances in 1998. Interest decreased 26.0% from $2.3 million in 1996 to $1.7 million in 1997, primarily as a result of the reduction of debt with proceeds from the follow-on offering completed April 2, 1997 of approximately one million shares at $15 per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 2, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million. Cash provided by operations of approximately $6.4 million in 1998, compared to cash used for operating activities of approximately $4.9 million in 1997, and cash provided by operations of approximately $6.7 million in 1996. The increase in cash for the year ended December 31, 1998, was primarily the result of a decrease in inventory offset by a net loss for the year. Cash flows in 1997 were adversely affected by increasing inventories due to lower than planned revenues. The increase in cash provided by operations for the year ended December 31, 1996 was primarily the result of increased profitability and a decrease in inventory.

         Capital expenditures were approximately $2.7 million, $4.5 million, and $2.7 million in 1998, 1997, and 1996, respectively. The decrease from 1998 to 1997 was primarily the result of the larger than average expenditures of 1997 and the lower than planned sales of 1998. The increase from 1996 to 1997 was primarily the result of the need to provide manufacturing test equipment for the increased volumes produced in 1997.

         At December 31, 1998, the Company had working capital of $46.1 million and a current ratio of 4.6:1, compared to working capital of $48.4 million and a current ratio of 6.3:1, at December 31, 1997. The decrease in working capital is primarily the result of the decrease in inventories of approximately $6.7 million in 1998, offset by an increase in cash of approximately $4.5 million.

         The Company's credit facility includes: (i) $6.0 million of Series A Senior Secured promissory notes maturing September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal repaid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999; and (ii) $12.0 million of Series B Senior Secured promissory notes maturing September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal repaid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In addition, in connection with the issuance of these promissory notes, the Company issued to The Prudential Insurance Company of America ("Prudential") common stock warrants for the purchase of 175,000 shares of common stock at an exercise price per share of $11.50.

          The maturity date of the revolving component of the Company's line of credit with Wells Fargo Bank has been extended to June 15, 1999 in a principal amount not to exceed $10.0 million and bearing interest at Wells Fargo's prime rate or at LIBOR plus 2.75%. Under both the Wells Fargo credit facility and the Prudential promissory notes, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred. The Company currently is in compliance or has received waivers on all such covenants and restrictions.

FORWARD-LOOKING STATEMENTS

         All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding the Company's strategies, plans, objectives and expectations, the Company's exposure to quarterly fluctuations, the Company's future capital needs, the anticipated growth of its target markets and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in this Section as well as in "Business." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

READINESS FOR YEAR 2000

         The Company is aware that some significant portion of existing electronic equipment, including computers, software and embedded technology, was not designed to correctly process dates after December 31, 1999. These systems store dates as having two digit, rather than four digit years, which could potentially cause erroneous data results for program failures in the year 2000. The Company is currently assessing the impact of such Year 2000 (Y2K) issues on the Company's internal computer systems, non-computer systems, and products as well as on the Company's vendors, service providers, and significant customers.

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

READINESS FOR GPS WEEK ROLLOVER

         All current Global Positioning system (GPS) satellites, which are operated by the United States government, report time in the form of a GPS week number and a time offset. The week number is accumulated in a 10 bit counter with a range of 0 to 1023. The counter began at 0 on January 6, 1980, and is scheduled to roll from 1023 back to 0 on August 21, 1999. This rollover may cause equipment to erroneously interpret dates causing satellite positions to be miscalculated producing inaccurate data. The Company has identified its products that are non-compliant. The Company's liability is limited to those products considered under warranty. The Company does not expect to incur any material expense in upgrading these products. For products not considered under warranty, the Company expects to realize additional revenue, although not material, in upgrading these older non-compliant products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is primarily exposed to market risks that relate to changes in foreign currency fluctuations. The Company's foreign sales are generally invoiced in U.S. dollars, and the Company does not presently enter into foreign currency forward exchange contracts. The Company generally does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is contained under the captions "Disclosures About Fair Value of Financial Instruments" and "Foreign Currency Translation" in Note A, "Description of the Company and Summary of Significant Accounting Policies" in Notes to the Consolidated Financial Statements set forth elsewhere in this Report.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held June 10, 1999 to be filed with the Commission on or before April 30, 1999. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 10, 1999 to be filed with the Commission on or before April 30, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 10, 1999 to be filed with the Commission on or before April 30, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 10, 1999 to be filed with the Commission on or before April 30, 1999.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 24th day of March, 1999.

                                               DATUM INC.

                                               By   /s/ Erik H. van der Kaay
                                                  ------------------------------
                                                    Erik H. van der Kaay
                                                    President and Director

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


/s/ Erik H. van der Kaay                President and Director                            March 24, 1999
------------------------------------    (Principal Executive Officer)
Erik H. van der Kaay

/s/ David A. Young                      Chief Financial Officer                           March 24, 1999
-----------------------------------     (Principal Financial and Accounting Officer)
David A. Young

/s/ Louis B. Horwitz                    Director and Chairman                             March 24, 1999
-----------------------------------
Louis B. Horwitz

 /s/ G. Tilton Gardner                  Director                                          March 24, 1999
-----------------------------------
G. Tilton Gardner

 /s/ Dan L. McGurk                      Director                                          March 24, 1999
-----------------------------------
Dan L. McGurk

 /s/ Edward A. Money                    Director                                          March 24, 1999
-----------------------------------
Edward A. Money

 /s/ Michael M. Mann                    Director                                          March 24, 1999
-----------------------------------
Michael M. Mann

 /s/ R. David Hoover                    Director                                          March 24, 1999
-----------------------------------
R. David Hoover

                           DATUM INC. AND SUBSIDIARIES

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

                                                                                Page references
                                                                                ---------------

                                                                                        Form
                                                                                        10-K
                                                                                        ----
The information under the following captions, is included herein:

      Financial Statements

      Report of independent accountants..................................................F-1

      Consolidated balance sheet at December 31,
        1998 and 1997       .............................................................F-2

      Consolidated statement of operations for each of the three years in the period ended December 31, 1998 ..................................................F-3

      Consolidated statement of stockholders' equity
        for each of the three years in the period
        ended December 31, 1998..........................................................F-4

      Consolidated statement of cash flows for each of the three years in the period ended December 31, 1998 ..................................................F-5

      Notes to consolidated financial statements.........................................F-6


      Financial Statement Schedules

      VIII - Valuation and Qualifying Accounts...........................................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Datum Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
February 25, 1999

                          DATUM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                  1997          1998
                                                                                --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 10,307      $  5,819
  Accounts receivable, less allowance for doubtful accounts of $153 and $71       19,327        15,043
  Inventories                                                                     24,555        31,219
  Prepaid expenses                                                                   479           363
  Deferred income taxes                                                            3,056         2,648
  Income tax refund receivable                                                     1,190         1,321
                                                                                --------      --------
          Total current assets                                                    58,914        56,413
Land, buildings and equipment, net                                                16,048        16,791
Excess of purchase price over net assets acquired, net of accumulated
  amortization of $3,845 and $2,951                                               11,231        12,126
Other assets                                                                         727           416
                                                                                --------      --------
                                                                                $ 86,920      $ 85,746
                                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  4,241      $  3,343
  Accrued salaries and wages                                                       2,485         3,298
  Accrued warranty                                                                 1,498           990
  Other accrued expenses                                                           1,287         1,277
  Income taxes payable                                                               289            --
  Current portion of long-term debt                                                3,025            23
                                                                                --------      --------
          Total current liabilities                                               12,825         8,931
                                                                                --------      --------
Long-term debt                                                                    14,533        17,418
                                                                                --------      --------
Post-retirement benefits                                                             818           602
                                                                                --------      --------
Other long-term liabilities                                                          144           128
                                                                                --------      --------
Deferred income taxes                                                              1,622         1,823
                                                                                --------      --------
Stockholders' equity:
  Preferred stock, par value $.25 per share
     Authorized - 1,000,000 shares
     Issued - none
  Common stock, par value $.25 per share
     Authorized - 10,000,000 shares
     Issued - 5,505,843 shares in 1998 and 5,332,860 shares in 1997                1,376         1,333
  Additional paid-in capital                                                      44,941        43,231
  Retained earnings                                                               11,328        12,785
  Unamortized stock compensation                                                    (368)           --
  Accumulated other comprehensive income                                            (299)         (505)
                                                                                --------      --------
          Total stockholders' equity                                              56,978        56,844
                                                                                --------      --------
Commitments (Notes C and H)                                                     $ 86,920      $ 85,746
                                                                                ========      ========


                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------
                                              1998            1997             1996
                                          -----------      -----------      -----------
Net sales.............................    $   101,233      $   114,092      $    91,854
                                          -----------      -----------      -----------
Costs and expenses:
  Cost of goods sold..................         65,172           68,235           56,285
  Selling.............................         15,003           15,808           12,182
  Product development.................         11,903           10,650            7,667
  General and administrative..........          9,946            9,479           10,127
  Interest expense....................          2,051            2,085            2,255
  Interest income.....................           (434)            (349)              (7)
                                          -----------      -----------      -----------
                                              103,641          105,908           88,509
                                          -----------      -----------      -----------
Income (loss)  before income taxes....         (2,408)           8,184            3,345
Income tax provision (benefit)........           (951)           3,355            1,371
                                          -----------      -----------      -----------
Net income (loss).....................    $    (1,457)     $     4,829      $     1,974
                                          ===========      ===========      ===========
Net income (loss) per share:
  Basic...............................    $      (.27)     $       .97      $       .49
                                          ===========      ===========      ===========
  Diluted.............................    $      (.27)     $       .90      $       .46
                                          ===========      ===========      ===========
Shares used in per share calculation:
  Basic...............................      5,414,075        4,973,228        4,061,014
                                          ===========      ===========      ===========
  Diluted.............................      5,414,075        5,389,862        4,253,019
                                          ===========      ===========      ===========



                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        ACCUMULATED
                                            COMMON STOCK       ADDITIONAL               UNAMORTIZED       OTHER
                                         --------------------   PAID-IN     RETAINED       STOCK       COMPREHENSIVE
                                          SHARES      AMOUNT    CAPITAL     EARNINGS    COMPENSATION      INCOME         TOTAL
                                          ------      ------    -------     --------    ------------      ------         -----
Balances at December 31, 1995 .........  4,018,968    $ 1,005    $ 5,982    $24,418                       $ (92)      $   31,313
  Issuance of common stock under
   401(k) plan ........................     44,610         11                   453                                          464
  Exercise of stock options ...........     27,713          7                   189                                          196
  Issuance of common stock warrants ...                                         785                                          785
  Comprehensive income:
    Cumulative translation adjustment .                                                                    (109)            (109)
    Net income ........................                            1,974                                                   1,974
                                                                                                                         -------
  Total comprehensive income ..........                                                                                    1,865
                                         ---------    -------    -------    -------          -------      -----          -------
Balances at December 31, 1996 .........  4,091,291      1,023      7,956     25,845               --       (201)          34,623
  Issuance of common stock under
   401(k) and ESP plans ...............     31,744          7                   688                                          695
  Exercise of stock options ...........    174,825         44                 1,155                                        1,199
  Income tax benefit from stock
   options exercised ..................                                       1,646                                        1,646
  Issuance of common stock, net of
   costs incurred .....................  1,035,000        259                13,897                                       14,156
  Comprehensive income:
    Cumulative translation adjustment .                                                                    (304)            (304)
    Net income ........................                            4,829                                                   4,829
                                                                                                                         -------
  Total comprehensive income ..........                                                                                    4,515
                                         ---------    -------    -------    -------          -------      -----          -------
Balances at December 31, 1997 .........  5,332,860      1,333     12,785     43,231               --       (505)          56,844
  Issuance of common stock under
   401(k) and ESP plans ...............    100,733         25                   970                                          995
  Exercise of stock options ...........     42,250         11                   208                                          219
  Income tax benefit from restricted
   stock issued and stock options
   exercised ..........................                                         127                                          127
  Issuance of restricted stock ........     30,000          7                   405          $  (412)                         --
  Amortization of stock compensation ..                                                           44                          44
  Comprehensive income:
    Cumulative translation adjustment .                                                                     206              206
    Net loss ..........................                           (1,457)                                                 (1,457)
                                                                                                                         -------
  Total comprehensive income ..........                                                                                   (1,222)
                                         ---------    -------    -------    -------          -------      -----          -------
Balances at December 31, 1998 .........  5,505,843    $ 1,376    $11,328    $44,941          $  (368)     $(299)         $56,978
                                         =========    =======    =======    =======          =======      =====          =======


See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      1998           1997           1996
                                                                    --------       --------       --------
Cash flows from operating activities:
  Net income (loss) ..........................................      $ (1,457)      $  4,829       $  1,974
                                                                    --------       --------       --------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
       Depreciation and amortization .........................         3,636          3,152          3,040
       Amortization of goodwill ..............................           894            894            894
       Contribution of shares of common stock to the Company's
          401(k) plan ........................................           706            628            464
       Amortization of stock compensation ....................            44             --             --
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ..............        (4,284)         1,773         (3,178)
     (Increase) decrease in inventories ......................         6,664        (11,949)           891
     (Increase) decrease in prepaid expenses .................          (116)            62           (225)
     Decrease in income tax refund receivable ................           258             --            109
     (Increase) decrease in deferred income taxes ............          (609)           187           (175)
     Increase in other assets ................................          (416)           (26)          (491)
     Increase (decrease) in accounts payable .................           899         (4,199)         2,387
     Increase (decrease) in accrued expenses .................          (297)           320            (89)
     Increase (decrease) in income taxes payable .............           289           (724)           944
     Increase (decrease) in other long-term liabilities ......            16            (30)            40
     Increase in post-retirement benefits ....................           216            156            156
                                                                    --------       --------       --------
  Total reconciling items ....................................         7,900         (9,756)         4,767
                                                                    --------       --------       --------
  Net cash provided by (used for) operating activities .......         6,443         (4,927)         6,741
                                                                    --------       --------       --------
Cash flows from investing activities:
  Book value of equipment disposals ..........................            55             50             98
  Capital expenditures .......................................        (2,699)        (4,494)        (2,685)
  Payment for acquisition ....................................            --         (1,270)            --
  Other ......................................................           203           (292)           (99)
                                                                    --------       --------       --------
  Net cash used in investing activities ......................        (2,441)        (6,006)        (2,686)
                                                                    --------       --------       --------
Cash flows from financing activities:
  Reductions of line of credit ...............................            --            (21)       (10,442)
  Proceeds from long-term debt and notes payable .............            --             --         17,736
  Repayment of long-term debt and notes payable ..............           (22)           (38)       (11,528)
  Proceeds from issuance of common stock .....................            --         14,156             --
  Proceeds from exercise of stock options and ESP plans ......           508          1,266            196
  Proceeds from issuance of common stock warrants ............            --             --            785
                                                                    --------       --------       --------
  Net cash provided by (used for) financing activities .......           486         15,363         (3,253)
                                                                    --------       --------       --------
Net increase in cash and cash equivalents ....................         4,488          4,430            802
Cash and cash equivalents at beginning of year ...............         5,819          1,389            587
                                                                    --------       --------       --------
Cash and cash equivalents at end of year .....................      $ 10,307       $  5,819       $  1,389
                                                                    ========       ========       ========


See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Inventories comprise the following:

                                           DECEMBER 31,
                                     ------------------------
                                       1998             1997
                                     -------          -------
          Purchased parts .......    $ 7,156          $10,523
          Work-in-process .......     10,524           12,833
          Finished products .....      6,875            7,863
                                     -------          -------
                                     $24,555          $31,219
                                     =======          =======

    Land, Buildings and Equipment: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following:

                                                           DECEMBER 31,
                                                     ------------------------           DEPRECIABLE
                                                      1998             1997                LIFE
                                                     -------          -------          --------------
          Land ............................          $ 2,040          $ 2,040
          Buildings .......................            5,060            4,564          30 to 40 years
          Equipment .......................           20,450           19,306          3 to 10 years
          Leasehold improvements ..........            1,149            1,013          5 to 10 years
                                                     -------          -------
                                                      28,699           26,923
          Less accumulated depreciation and
            amortization ..................           12,651           10,132
                                                     -------          -------
                                                     $16,048          $16,791
                                                     =======          =======

    Expenditures for maintenance and repairs are charged directly to income, and betterments and major renewals are capitalized.

    Excess of Purchase Price Over Fair Value of Net Assets of Businesses
Acquired: The excess of the purchase price of businesses or assets acquired over the fair value of the net assets ("goodwill") is amortized over varying periods ranging from 15 to 40 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

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

    Consolidated Statement of Cash Flows: For purposes of the consolidated statement of cash flows, cash equivalents include highly liquid investments, with an original maturity of less than three months. Cash paid for interest totaled $1,805, $ 2,019 and $2,109 in 1998, 1997 and 1996, respectively. Cash paid for income taxes totaled $315, $3,935 and $580 in 1998, 1997 and 1996, respectively. Significant non-cash transactions affecting the Company's accounts consisted of tax benefits from the exercise of common stock options of $127 and $1,646 in 1998 and 1997, respectively.

    Stock Options and Awards: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Bulletin No. 25. See the disclosures in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123) in Note F.

    Net Income Per Share: Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires dual presentation of Net income per share-Basic and Net income per share-Diluted. Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Net income per share-Diluted reflects the potential dilution that could occur if stock options were exercised. In 1998, the Company did not include potential common stock in the calculation of Net income per share -- Diluted as such inclusion would have an anti-dilutive effect. Net income per share is calculated as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                         1998              1997             1996
                                                      ----------        ----------       ----------
          Net income (loss) ...................       $   (1,457)       $    4,829       $    1,974
                                                      ==========        ==========       ==========
          Shares outstanding - Basic ..........        5,414,075         4,973,228        4,061,014
          Effect of dilutive securities:
              Warrants ........................               --            89,200            2,846
              Stock options ..................                --           327,434          189,159
                                                      ----------        ----------       ----------
          Shares outstanding - Diluted ........        5,414,075         5,389,862        4,253,019
                                                      ==========        ==========       ==========
          Net income (loss) per share - Basic .       $     (.27)       $      .97       $      .49
                                                      ==========        ==========       ==========
          Net income (loss) per share - Diluted       $     (.27)       $      .90       $      .46
                                                      ==========        ==========       ==========

    Disclosures About Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

    Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. The adoption of FAS 130 did not affect the results of operations or financial position but did affect the disclosure of comprehensive income in the statement of stockholders' equity. Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

    Foreign Currency Translation: Assets and liabilities of the Company's German subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income.

    Reclassifications: Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the 1998 presentation.

    Post-retirement Benefits: In 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (FAS 132), "Employers' Disclosures about Pensions and Other Post-retirement Benefits." FAS 132 revises disclosures about other post-retirement benefit plans. The adoption of FAS 132 did not affect the results of operations or financial position but did affect the disclosure of post-retirement benefit information (Note D).

    Segment and Related Information: In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (Note G).

NOTE B - DEBT

    Long-term obligations outstanding are as follows:

                                                                                                       DECEMBER 31,
                                                                                                 ------------------------
                                                                                                  1998              1997
                                                                                                 -------          -------
               $6,000 Series A Senior Secured Notes (net of discount of $157), principal due semi-annually beginning March 27, 1999, to
                 September 27, 2000, with interest payable quarterly at 9.07%,
                 secured by all assets......................................................      $5,843          $ 5,797
               $12,000 Series B Senior Secured Notes (net of discount of $313), principal due semi-annually beginning March 27, 2001, to
                 September 27, 2003, with interest payable quarterly at 10.25%,
                 secured by all assets......................................................      11,687           11,593
               Capital equipment leases for various machinery and equipment with
                 interest at 10.26% to 11.59% maturing at various dates.....................          28               51
                                                                                                 -------          -------
               Total debt...................................................................      17,558           17,441
                 Less current portion.......................................................     (3,025)              (23)
                                                                                                 -------          -------
               Long-term debt, less current portion.........................................     $14,533          $17,418
                                                                                                 =======          =======

    Aggregate maturities of long-term debt before debt discount at December 31, 1998 are as follows:

               1999................................    $3,025
               2000................................     3,002
               2001................................     4,001
               2002................................     4,000
               2003................................     4,000
                                                      -------
                         Total.....................   $18,028
                                                      =======

    The Company's current two-year revolving line of credit has been extended to June 15, 1999 at an amount not to exceed $10,000. Interest is payable at prime or at LIBOR plus 2.75% (7.75% at December 31, 1998). The line is secured by all assets of the Company. No amounts were outstanding under this line at December 31, 1998 and 1997.

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

    The current credit agreements impose operating and financial restrictions on the Company, including a requirement to maintain certain financial ratios and a certain profitability level. Such restrictions affect, and in some respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, engage in mergers and acquisitions, transfer assets, make certain capital expenditures and pay dividends. At December 31, 1998, the Company was not in compliance with the line of credit agreement due to a financial ratio covenant related to profitability level. The Company has received a waiver for the non-compliance.

NOTE C -INCOME TAXES

    The income tax provision (benefit) comprises the following:

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                     1998        1997        1996
                                                    -----       ------      ------
    Provision (benefit) for income taxes:
      Current:
         Federal............................        $(682)      $2,587      $1,081
         State..............................          210          537         445
         Foreign............................          130           44          20
                                                    -----       ------      ------
                                                     (342)       3,168       1,546
                                                    -----       ------      ------
      Deferred:
         Federal............................         (336)         223        (155)
         State..............................         (273)         (36)        (20)
                                                    -----       ------      ------
                                                     (609)         187        (175)
                                                    -----       ------      ------
                                                    $(951)      $3,355      $1,371
                                                    =====       ======      ======

    The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable as shown above by $127 and $1,646 in 1998 and 1997, respectively. Such benefit was credited to additional paid in capital.

    The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                            1998                    1997                      1996
                                                     ------------------       ------------------       ------------------
                                                                 Pretax                   Pretax                   Pretax
                                                     Amount      Income       Amount      Income       Amount      Income
                                                     ------      ------       ------      ------       ------      ------
     Computed expected tax expense (benefit) ..     $  (819)     (34.0%)     $ 2,809       35.0%      $ 1,171       35.0%
     State income tax (benefit), net of federal
       income tax effect ......................         (63)      (2.6%)         326        4.0%          272        8.1%
     Amortization of excess of purchase price
       over net assets acquired ...............          31        1.2%           27         .3%           31        1.0%
     Foreign earnings taxed at different
       rates ..................................          28        1.2%          (12)       (.2%)          20         .6%
     Research and development tax credits .....        (123)      (5.1%)        (150)      (1.8%)        (204)      (6.1%)
     Other ....................................          (5)      (0.2%)         355        4.3%           81        2.4%
                                                    -------       ----       -------       ----       -------       ----
                                                    $  (951)     (39.5%)     $ 3,355       41.0%      $ 1,371       41.0%
                                                    =======      =====       =======       ====       =======       ====

    The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                                                   DECEMBER 31,
                                                             -----------------------
                                                              1998             1997
                                                             ------           ------
     Deferred tax assets:
       Inventory........................................     $2,018           $1,887
       Accruals and reserves............................      1,698            1,022
                                                             ------           ------
                                                              3,716            2,909
                                                             ------           ------
     Deferred tax liabilities:
       Property, plant and equipment....................      2,235            2,037
       Other............................................         47               47
                                                             ------           ------
                                                              2,282            2,084
                                                             ------           ------
                                                             $1,434           $  825
                                                             ======           ======

3
NOTE D - POST-RETIREMENT BENEFITS

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

    The following sets forth the Company's post-retirement program's status reconciled with amounts reported in the consolidated balance sheet:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                1998         1997
                                                               -------      -------
     Accumulated post-retirement benefit obligation:
         Benefit obligation at beginning of year .........     $ 1,248      $ 1,160
            Service cost .................................         127           71
            Interest cost ................................          86           70
            Actuarial gains ..............................        (192)          (8)
            Expected benefits paid .......................         (30)         (45)
                                                               -------      -------
         Benefit obligation at end of year ...............       1,239        1,248
         Plan assets at fair value .......................          --           --
                                                               -------      -------
         Accumulated post-retirement benefit obligation in
            excess of plan assets ........................       1,239        1,248
         Unrecognized transition obligation ..............        (422)        (453)
         Unrecognized net gain (loss) ....................           1         (193)
                                                               -------      -------
         Accrued post-retirement benefit obligation ......     $   818      $   602
                                                               =======      =======

     Net periodic post-retirement benefit cost includes the following components:

                                                YEAR ENDED DECEMBER 31,
                                               ------------------------
                                               1998      1997      1996
                                               ----      ----      ----
     Service cost ........................     $127      $ 71      $ 71
     Interest cost .......................       86        70        71
     Amortization of transition obligation       30        31        30
     Amortization of actuarial loss ......        3        --        --
                                               ----      ----      ----
     Net periodic postretirement expense .     $246      $172      $172
                                               ====      ====      ====
     Discount rate .......................     6.75%     7.00%     7.00%
                                               ====      ====      ====

     For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75% for 2007 and remain at that level thereafter. The effect of one percentage point increase in the assumed health care cost trend rate would increase the total of the service and interest cost components by $7 and increase the post-retirement benefit obligation by $32. A one percent decrease in the assumed trend rate would decrease the total of the service and interest components by $7 and decrease the post-retirement benefit obligation by $27.

NOTE E - COMMON STOCK RESERVED

    In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan. This plan provides for the granting of incentive or nonqualified options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The exercise price of the shares covered by each nonqualified option granted and purchase price of restricted shares is determined by the Administrator. The exercise price of common stock covered by each incentive option cannot be less than the fair market value of such shares on the date of grant. As of December 31, 1998 there have been no nonqualified options issued less than the market value on the date of grant and there have been no incentive options granted. Generally, options vest in 25% increments over four years and have a 10-year term. The initial shares available under the Plan for issuance was 250,000 with annual increases of 50,000 on the last day of each calendar year. The stockholders of the Company approved amendments of the Plan, providing for 200,000 additional option shares in March 1995, June 1997, and June 1998, to be reserved for issuance thereunder. In June 1998, the stockholders also approved an amendment to change the annual increase from 50,000 to 2% of the number of shares outstanding as of the Company's fiscal year end. As of December 31, 1998, 1,160,117 shares have been reserved for the Plan. This plan replaced the prior stock plan and Restricted Stock Award Plan that expired in 1994.

    The stock option activity includes the cancellation of options for 170,750 shares in November 1998 and the corresponding grant of new options for 170,750 shares in November 1998 at an exercise price of $10.76, an amount greater than the fair market value on the date the new options were granted. This option repricing was made available to employees only and excluded directors and officers. The new options vest in annual installments of 25%, 25% and 50% from the date of grant and expire 10 years from the date of grant.

    The stock option activity also includes 30,000 shares of restricted stock awarded in April 1998. These shares were issued with a purchase price less than the market value of shares on the date of grant. The shares vest over seven years with provisions to accelerate vesting if certain financial milestones are met.

Stock option activity for years ended December 31, 1998, 1997 and 1996 is as follows:

                                              OPTIONS OUTSTANDING
                                          ---------------------------
                                           NUMBER    WEIGHTED AVERAGE
                                          OF SHARES   EXERCISE PRICE
                                          ---------  ----------------
     Outstanding at December 31, 1995      511,312      $    6.79
         Granted                           132,500      $   10.17
         Exercised                         (27,713)     $    4.55
         Cancelled                         (41,625)     $    9.73
                                          --------      ---------
     Outstanding at December 31, 1996      574,474      $    7.64
         Granted                           170,750      $   21.82
         Exercised                        (174,825)     $    6.86
         Cancelled                         (14,376)     $   17.88
                                          --------      ---------
     Outstanding at December 31, 1997      556,023      $   11.84
         Granted                           564,250      $   12.36
         Exercised                         (72,250)     $    3.03
         Cancelled                        (225,875)     $   17.73
                                          --------      ---------
     Outstanding at December 31, 1998      822,148      $   11.35
                                          ========      =========

    The number of options exercisable and the related weighted average exercise price were 276,022 shares at $8.16 at December 31, 1998, 197,693 shares at $6.17 at December 31, 1997 and 241,939 shares at $5.43 at December 31, 1996.

    As of December 31, 1998, 1997 and 1996, there were 298,942, 327,200 and
233,575 shares, respectively, available for grant under the 1994 Incentive Stock Plan.

    Additional information regarding options outstanding at December 31, 1998 is as follows:

                                              OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          ----------------------------------------------------------     ----------------------------------
                                  NUMBER        WEIGHTED AVERAGE            WEIGHTED             NUMBER            WEIGHTED
RANGE OF                     OUTSTANDING               REMAINING             AVERAGE        EXERCISABLE             AVERAGE
EXERCISE PRICES           AS OF 12/31/98        CONTRACTUAL LIFE      EXERCISE PRICE     AS OF 12/31/98      EXERCISE PRICE
---------------           --------------        ----------------      --------------     --------------      --------------
 $ 3.00 - $ 5.13             148,023                 4.86                $ 4.54             148,023              $ 4.54
 $ 6.63 - $10.75             185,875                 7.06                $10.22              97,062              $10.41
 $10.76 - $10.76             170,750                 9.85                $10.76                   0              $ 0.00
 $13.13 - $13.88             211,500                 9.19                $13.79               3,000              $13.16
 $14.50 - $16.25              48,500                 8.51                $15.65              13,000              $15.58
 $21.00 - $27.38              57,500                 8.21                $21.69              14,937              $21.91
                             -------                                                        -------
$  3.00 - $27.38             822,148                 7.96                $11.35             276,022              $ 8.16
                             =======                                                        =======

     In June 1997, the stockholders of the Company approved the Employee Stock Purchase Plan ("the Purchase Plan"), which authorized the Company to issue and reserve for the Purchase Plan, or purchase up to an aggregate of 250,000 shares of common stock in open market transactions for the benefit of participating employees during the term of the Purchase Plan. The purchase price per share for which shares of common stock are purchased in an offering period under the Purchase Plan is the lessor of 90% of the fair market value of a share of common stock on the grant date or 90% of the fair market value of a share of common stock on the purchase date. Shares issued under the Plan were 34,931 in 1988 and 5,244 shares in 1997 at a weighted average price of $8.31 and $12.88, respectively.

    Had compensation cost been determined on the basis of fair value pursuant to FAS 123 net income (loss) and net income (loss) per share would have been as follows:

                                        YEAR ENDED DECEMBER 31,
                                     ------------------------------
                                      1998         1997       1996
                                     -------      ------     ------
     Net income (loss)
       As reported                   $(1,457)     $4,829     $1,974
                                     =======      ======     ======
       Pro forma                     $(2,497)     $4,330     $1,824
                                     =======      ======     ======
     Net income (loss) per share
       As reported - Diluted         $  (.27)     $  .90     $  .46
                                     =======      ======     ======
       Pro forma - Diluted           $  (.46)     $  .80     $  .43
                                     =======      ======     ======

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during both periods: risk free interest rates of 4.94% in 1998, 6.37% in 1997 and 5.97% in 1996, expected volatility of 79% in 1998, 77% in 1997 and 48% in 1996, and an expected option life of 5 years and no expected dividends in 1998, 1997 and 1996.

NOTE F - SAVINGS AND RETIREMENT PLAN

    Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 3% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $728, $741 and $497 for the years ended December 31, 1998, 1997 and 1996, respectively. Employees vest in increments of 20% for each year of service and are fully vested after 5 years.

NOTE G - SEGMENT AND RELATED INFORMATION

     The Company has five reportable segments: Irvine, CA, Austin, TX, Beverly, MA, San Jose, CA and Hofolding, Germany. The Irvine, CA segment produces product primarily for the wireless telecommunication market. At the Austin, TX segment, products are primarily produced for the wireline telecommunication market. The San Jose, CA segment produces product for both the enterprise computing and test and measurement markets. At the Beverly, MA segment, cesium standards are produced for both test and measurement and satellite markets. The Hofolding, Germany segment produces product for the wireless and wireline telecommunications and test and measurement markets.

     The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest and taxes (EBIT). Segment net sales includes sales to external customers and to other Company segments (intersegment sales). Segment EBIT does not include corporate expenses, amortization of goodwill, and intersegment profit elimination. Identifiable assets include accounts receivable, inventories, and land, building and equipment and does not include cash, income tax refund receivable and deferred income taxes, prepaid expenses, goodwill and other long-term corporate assets.

     The Company accounts for intersegment sales and transfers at terms that allow a reasonable profit to the seller.

     The Company's reportable segments are strategic business units that offer different product and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses were acquired as a unit, and the management teams at the time of the acquisitions were retained.

     The table below presents information about reported segments for the years ended December 31:

                               IRVINE,       AUSTIN,     BEVERLY,    SAN JOSE,   HOLFOLDING,
                                 CA            TX          MA           CA         GERMANY       TOTAL
                               -------       -------     --------    ---------   -----------    --------
1998
          Net sales           $ 48,339      $ 25,309     $ 14,882     $ 14,128     $  6,249     $108,908
          EBIT                  (2,565)        5,083        1,117          188          536        4,359
          Identifiable assets   22,722        14,765        9,867        6,027        2,251       55,632
          Capital expenditures   1,177           538          772          115           97        2,699

1997
          Net sales           $ 65,934      $ 18,586     $ 12,016     $ 20,863     $  4,275     $121,674
          EBIT                   9,398         1,525          669        2,532          205       14,329
          Identifiable assets   32,032        10,225        7,192        6,339        1,972       57,760
          Capital expenditures   3,420           351          286          313           44        4,414

1996
          Net sales           $ 50,656      $ 17,705     $  8,986     $ 14,827     $  4,358     $ 96,532
          EBIT                   4,822         3,178          995        1,176          104       10,275
          Identifiable assets   21,703         7,717        7,601        6,234        1,959       45,214
          Capital expenditures   1,778           210          263          256           40        2,547

     A reconciliation of total segment net sales, EBIT, identifiable assets and capital expenditures to total consolidated amounts, for the years ended December 31 is as follows:

                                                 1998           1997           1996
                                               ---------      ---------      ---------
NET SALES
     Total segment net sales .............     $ 108,908      $ 121,674      $  96,532
     Elimination of intersegment revenue .        (7,675)        (7,582)        (4,678)
                                               ---------      ---------      ---------
         Consolidated net sales ..........     $ 101,233      $ 114,092      $  91,854
                                               =========      =========      =========
EBIT
     Total EBIT for segment sales ........     $   4,359      $  14,329      $  10,275
     Corporate expense ...................        (3,242)        (2,705)        (2,878)
     Amortization of goodwill ............        (1,634)        (1,634)        (1,704)
     Intercompany profit .................          (274)           (69)          (100)
     Interest, net .......................        (1,617)        (1,737)        (2,248)
                                               ---------      ---------      ---------
         Consolidated EBIT ...............     $  (2,408)     $   8,184      $   3,345
                                               =========      =========      =========
IDENTIFIABLE ASSETS
     Total segment assets ................     $  55,632      $  57,760      $  45,214
     Goodwill ............................        16,131         17,764         19,400
     Cash ................................        10,307          5,819          1,389
     Income tax receivable and
         deferred income taxes ...........         4,287          3,969          2,007
     Other assets ........................           563            435            678
                                               ---------      ---------      ---------
         Consolidated assets .............     $  86,920      $  85,747      $  68,688
                                               =========      =========      =========
CAPITAL EXPENDITURES
     Total segment capital expenditures ..     $   2,699      $   4,414      $   2,547
     Other additions .....................            --             80            138
                                               ---------      ---------      ---------
         Consolidated capital expenditures     $   2,699      $   4,494      $   2,685
                                               =========      =========      =========

     International sales were $24,357, $21,745 and $20,151 in 1998, 1997 and
1996, respectively. The following table sets forth the geographical components of international sales for the years ended December 31:

INTERNATIONAL SALES          1998            1997             1996
                           -------          -------          -------
          Canada.......    $ 5,280          $ 2,320          $ 1,491
          Germany......      3,190            1,738            2,304
          China .......      2,782               45              464
          France.......      2,418            1,257              853
          Other .......     10,687           16,385           15,039
                           -------          -------          -------
                           $24,357          $21,745          $20,151
                           =======          =======          =======

     Sales from one customer of the Company's Irvine, CA segment represented 34%, 38% and 36% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. In addition, one customer of the Company's Irvine, CA segment represented 10% of the Company's consolidated net sales in 1997.

NOTE H - COMMITMENTS

    Total rental expense for operating leases amounted to $1,866, $1,454 and $1,735 in 1998, 1997 and 1996, respectively. The future minimum rental commitments under all non-cancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows:

           1999 ...........................          $1,425
           2000 ...........................           1,493
           2001 ...........................           1,365
           2002 ...........................           1,264
           2003 ...........................           1,233
           Thereafter .....................           1,738
                                                     ------
               Total minimum lease payments          $8,518
                                                     ======

                           DATUM INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                   BALANCE AT                                                            BALANCE
                                                   BEGINNING                                               OTHER        AT END OF
                   DESCRIPTION                     OF PERIOD    ADDITIONS   DEDUCTIONS   ACQUISITIONS    DEDUCTIONS*     PERIOD
                   -----------                     ---------    ---------   ----------   ------------    -----------    ---------
   YEAR ENDED DECEMBER 31, 1998
   Allowance for doubtful accounts............       $   71      $  119      $   37                                      $  153
   Reserve for inventories....................        3,737       2,275       1,476                                       4,536
   Accumulated amortization of acquired
       intangible assets......................        2,951         894                                                   3,845

   YEAR ENDED DECEMBER 31, 1997
   Allowance for doubtful accounts............          107          70         106                                          71
   Reserve for inventories....................        2,084       2,394         741                                       3,737
   Accumulated amortization of acquired
       intangible assets......................        2,056         895                                                   2,951

   YEAR ENDED DECEMBER 31, 1996
   Allowance for doubtful accounts............           68         121          36                           $46           107
   Reserve for inventories....................        1,952       1,309       1,177                                       2,084
   Accumulated amortization of acquired
       intangible assets......................        1,162         894                                                   2,056


   * Aacom note payments received.

                                 EXHIBIT INDEX

                                                                                                              SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER             DESCRIPTION                                                                                    PAGE
------             -----------                                                                                ------------
 2.1               Purchase Agreement dated as of October 20, 1994 by and among Ball Corporation, Efratom
                   Holding, Inc. and the Registrant (incorporated by reference to Exhibit 10.31 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).              --

 3.1               Certificate of Incorporation of Datum Inc., a Delaware corporation, as amended to date
                   (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter
                   ended June 30, 1996).                                                                           --

 3.2               Bylaws of Datum Inc. as amended to date (incorporated by reference to the same
                   numbered exhibit on Form 10-K for the year ended December 31, 1994).                            --

10.4               1984 Stock Option Plan, as amended to date (incorporated by reference to Registrant's
                   Registration Statements on Form S-8, Registration No.'s 2-96564, 33-10035 and
                   33-41709).                                                                                      --

10.10              Form of Indemnification Agreement dated May 27, 1987 as entered into with certain directors and officers of Registrant (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1991).                                                                                          --

10.19              Savings and Retirement Plan, as amended to date (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1991).                                                                             --

10.21              Consulting Agreement dated October 9, 1992 with Louis B. Horwitz (incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the
                   year ended December 31, 1992).                                                                  --

10.21.1            First Amendment to Consulting Agreement, dated as of March 1, 1996, between Louis B.
                   Horwitz and the Registrant (incorporated by reference to the same numbered exhibit to
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).           --

10.29              1994 Stock Incentive Plan (incorporated by reference to Registrant's Registration
                   Statement on Form S-8, Registration No. 33-79772).                                              --

10.29.1            Amendment to 1994 Stock Incentive Plan, effective March 17, 1995. (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December 31,
                   1994).                                                                                          --

                                                                                                              SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER             DESCRIPTION                                                                                    PAGE
------             -----------                                                                                ------------
10.29.2            Second Amendment to 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Registrant's Registration Statement on Form S-8, Registration No.
                   33-79772).                                                                                      --

10.30.5            Amended and Restated Credit Agreement dated as of September 27, 1996, by and between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 1996).                                                                      --

10.32              Lease Agreement dated September 15, 1986 by and between The Irvine Company and Efratom
                   Division, Ball Corporation, for Efratom Time and Frequency Products, Inc.'s facility at 3 Parker, Irvine, California. (incorporated by reference to the same numbered
                   exhibit on Form 10-K for the year ended December 31, 1994).                                     --

10.32.1            First Amendment to Lease dated March 15, 1995 by and between The Irvine Company and
                   Efratom Division, Ball Corporation for Lease Agreement dated September 15, 1986
                   (Exhibit 10.32) (incorporated by reference to the same numbered exhibit on Form 10-K
                   for the year ended December 31, 1994).                                                          --

10.32.2            Amendment to Leases dated May 11, 1995 between the Irvine Company and the Registrant
                   (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter
                   ended June 30, 1995).                                                                           --

10.32.4            Second Amendment to Lease dated May 11, 1995 for 3 Parker (incorporated by reference
                   to the same numbered exhibit on Form 10-Q for the quarter ended June 30, 1995).                 --

10.34              Industrial Lease dated May 11, 1995 between the Irvine Company and the Registrant
                   (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q
                   for the quarter ended June 30, 1995).                                                           --

10.35              Lease Agreement dated January 4, 1996, by and between Berg & Berg Developers and the
                   Registrant relating to Registrant's Facility at 6781 Via Del Oro, San Jose, California
                   (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K
                   for the year ended December 31, 1995.                                                           --

10.36              Note and Warrant Purchase Agreement, dated as of September 27, 1996, by and between
                   The Prudential Insurance Company of America and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1996.                                                  --

                                                                                                              SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER             DESCRIPTION                                                                                    PAGE
------             -----------                                                                                ------------
10.37              Common Stock Purchase Warrant, dated September 27, 1996 (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1996).                                                              --

10.38              Series A Senior Secured Notes, dated September 27, 1996, in favor of The Prudential
                   Insurance Company of America (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1996).                                                                                          --

10.39              Series B Senior Secured Notes, dated September 27, 1996, in favor of The Prudential
                   Insurance Company of America (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1996).                                                                                          --

10.41              Employee Stock Purchase Plan (incorporated by reference to registrant proxy statement for its Annual Meeting of Stockholders on June 5, 1997, filed with the commission on
                   May 1, 1997).                                                                                   --

10.42              Employee Agreement, dated March 27, 1998, between the Company and Erik H. van der Kaay
                   (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 1998).                                      --

10.43              Non-qualified stock option agreement, dated April 6, 1998, between the Company and
                   Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.                 --

10.44              Restricted stock grant agreement, dated April 6, 1998, between the Company and Erik H.
                   van der Kaay (incorporated by reference to the same numbered exhibit to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.                 --

10.45              Agreement with Lucent Technologies Inc., signed July 2, 1998. (Portions of this
                   Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406
                   of the Securities Act of 1933.)                                                                 --

21                 List of Subsidiaries                                                                            --

23                 Consent of Independent Accountants                                                              --

27.4               Financial Data Schedule Year Ended 1998                                                         --

                                   DATUM INC.

                            FORM 10-K - ITEM 14(a)(3)

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.4               1984 Stock Option Plan, as amended to date (incorporated by reference to Registrant's
                   Registration Statements on Form S-8 Registration numbers 2-96564, 33-10035 and
                   33-41709).

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

10.29              1994 Stock Incentive Plan (incorporated by reference to Registrant's Registration
                   Statement on Form S-8, Registration No. 33-79772).

10.29.1            Amendment to 1994 Stock Incentive Plan, effective March 16, 1995 (incorporated by reference to the same numbered exhibit to Registrant's Form 10-K for the year ended
                   December 31, 1994).

10.29.2            Second Amendment to 1994 Stock Incentive Plan, effective June 5, 1997 (incorporated by reference to Registrant's Registration Statement on Form S-8, Registration No.
                   33-79772).

10.41              Employee Stock Purchase Plan (incorporated by reference to registrant proxy statement for its Annual Meeting of Stockholders on June 5, 1997, filed with the commission on
                   May 1, 1997).

10.42              Employment Agreement, dated March 27, 1998, between the Company and Erik H. van der
                   Kaay (incorporated by reference to the same numbered exhibit to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.43              Non-qualified stock option agreement, dated April 6, 1998, between the Company and
                   Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.44              Restricted stock grant agreement, dated April 6, 1998, between the Company and Erik H.
                   van der Kaay (incorporated by reference to the same numbered exhibit to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).