Form 10-K405/A
period 1998-12-31
DATUM INC
filed 1999-03-29
CIK 27119

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

                               Page 1 of ___ Pages
     Exhibit Index is Located on Sequential Numbered Page __ of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 29th day of March, 1999.

                                               DATUM INC.

                                               By   /s/ Erik H. van der Kaay
                                                  ------------------------------
                                                    Erik H. van der Kaay
                                                    President and Director

                                POWER OF ATTORNEY

The undersigned directors and officers of Datum Inc. constitutes and appoints as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto: and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Erik H. van der Kaay                President and Director                            March 29, 1999
------------------------------------    (Principal Executive Officer)
Erik H. van der Kaay

/s/ David A. Young                      Chief Financial Officer                           March 29, 1999
-----------------------------------     (Principal Financial and Accounting Officer)
David A. Young

/s/ Louis B. Horwitz                    Director and Chairman                             March 29, 1999
-----------------------------------
Louis B. Horwitz

 /s/ G. Tilton Gardner                  Director                                          March 29, 1999
-----------------------------------
G. Tilton Gardner

 /s/ Dan L. McGurk                      Director                                          March 29, 1999
-----------------------------------
Dan L. McGurk

 /s/ Edward A. Money                    Director                                          March 29, 1999
-----------------------------------
Edward A. Money

 /s/ Michael M. Mann                    Director                                          March 29, 1999
-----------------------------------
Michael M. Mann

 /s/ R. David Hoover                    Director                                          March 29, 1999
-----------------------------------
R. David Hoover

                          DATUM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 10,307      $  5,819
  Accounts receivable, less allowance for doubtful accounts of $153 and $71       19,327        15,043
  Inventories                                                                     24,555        31,219
  Prepaid expenses                                                                   479           363
  Deferred income taxes                                                            3,056         2,648
  Income tax refund receivable                                                     1,190         1,321
                                                                                --------      --------
          Total current assets                                                    58,914        56,413
Land, buildings and equipment, net                                                16,048        16,791
Excess of purchase price over net assets acquired, net of accumulated
  amortization of $3,845 and $2,951                                               11,231        12,126
Other assets                                                                         727           416
                                                                                --------      --------
                                                                                $ 86,920      $ 85,746
                                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  4,241      $  3,343
  Accrued salaries and wages                                                       2,485         3,298
  Accrued warranty                                                                 1,498           990
  Other accrued expenses                                                           1,287         1,277
  Income taxes payable                                                               289            --
  Current portion of long-term debt                                                3,025            23
                                                                                --------      --------
          Total current liabilities                                               12,825         8,931
                                                                                --------      --------
Long-term debt                                                                    14,533        17,418
                                                                                --------      --------
Post-retirement benefits                                                             818           602
                                                                                --------      --------
Other long-term liabilities                                                          144           128
                                                                                --------      --------
Deferred income taxes                                                              1,622         1,823
                                                                                --------      --------
Stockholders' equity:
  Preferred stock, par value $.25 per share
     Authorized - 1,000,000 shares
     Issued - none
  Common stock, par value $.25 per share
     Authorized - 10,000,000 shares
     Issued - 5,505,843 shares in 1998 and 5,332,860 shares in 1997                1,376         1,333
  Additional paid-in capital                                                      44,941        43,231
  Retained earnings                                                               11,328        12,785
  Unamortized stock compensation                                                    (368)           --
  Accumulated other comprehensive income                                            (299)         (505)
                                                                                --------      --------
          Total stockholders' equity                                              56,978        56,844
                                                                                --------      --------
Commitments (Notes C and H)                                                     $ 86,920      $ 85,746
                                                                                ========      ========


                 See Notes to Consolidated Financial Statements