Form 10-Q
period 1999-03-31
DATUM INC
filed 1999-05-14
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999 .
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________.

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

The registrant had 5,549,264 shares of common stock outstanding as of April 30, 1999.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements................................................3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................13

          Signatures..........................................................14

          Exhibit Index.......................................................15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                            MARCH 31,    December 31,
A S S E T S                                                   1999          1998
                                                            ---------    ------------
Current assets
    Cash and cash equivalents                                $ 9,110       $10,307
    Accounts receivable                                       21,245        19,327
    Inventories
       Purchased parts                                         8,642         7,156
       Work-in-process                                         8,981        10,524
       Finished products                                       5,113         6,875
                                                             -------       -------
                                                              22,736        24,555

    Prepaid expenses                                             647           479
    Deferred income taxes                                      3,056         3,056
    Income tax refund receivable                               1,482         1,190
                                                             -------       -------
             Total current assets                             58,276        58,914

Plant and equipment
    Land                                                       2,040         2,040
    Buildings                                                  5,173         5,060
    Equipment                                                 21,157        20,450
    Leasehold improvements                                     1,177         1,149
                                                             -------       -------
                                                              29,547        28,699

Less accumulated depreciation and amortization                13,496        12,651
                                                             -------       -------

                                                              16,051        16,048
                                                             -------       -------

Excess of purchase price over net assets acquired, net        11,008        11,231
Other assets                                                     792           727
                                                             -------       -------
                                                             $86,127       $86,920
                                                             =======       =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                    MARCH 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1999            1998
                                                    ---------     ------------
Current liabilities
    Accounts payable                                $  5,394        $  4,241
    Accrued salaries and wages                         2,246           2,485
    Accrued warranty                                   1,466           1,498
    Other accrued expenses                             1,293           1,287
    Income taxes payable                                 258             289
    Current portion of long-term debt                  3,021           3,025
                                                    --------        --------
             Total current liabilities                13,678          12,825
                                                    --------        --------

Long-term debt                                        13,066          14,533
                                                    --------        --------

Postretirement benefits                                  872             818
                                                    --------        --------

Other long-term liabilities                              136             144
                                                    --------        --------

Deferred income taxes                                  1,622           1,622
                                                    --------        --------

Stockholders' equity
    Preferred stock, par value $.25 per share
       Authorized - 1,000,000 shares
       Issued - none                                      --              --
    Common stock, par value $.25 per share
       Authorized - 10,000,000 shares
       Issued - 5,538,406 shares in 1999
                5,505,843 shares in 1998               1,385           1,376
    Additional paid-in capital                        45,157          44,941
    Retained earnings
       Beginning of period                            11,328          12,785
       Net loss                                         (191)         (1,457)
                                                    --------        --------
       End of period                                  11,137          11,328

    Unamortized stock compensation                      (354)           (368)
    Accumulated other comprehensive income              (572)           (299)
                                                    --------        --------

             Total stockholders' equity               56,753          56,978
                                                    --------        --------

                                                    $ 86,127        $ 86,920
                                                    ========        ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                              1999            1998
                                            --------        --------
Net sales                                   $ 24,552        $ 25,378
                                            --------        --------

Costs and expenses
    Cost of goods sold                        15,313          17,165
    Selling                                    3,478           3,958
    Product development                        3,410           2,798
    General and administrative                 2,270           2,370
    Interest expense                             517             513
    Interest income                             (120)            (84)
                                            --------        --------
                                              24,868          26,720
                                            --------        --------

Loss before income taxes                        (316)         (1,342)
Income tax benefit                              (125)           (530)
                                            --------        --------
Net loss                                    $   (191)       $   (812)
                                            ========        ========

Net loss per share:
    Basic                                   $   (.03)       $   (.15)
                                            ========        ========
    Diluted                                 $   (.03)       $   (.15)
                                            ========        ========

Shares used in per share calculation:
    Basic                                      5,518           5,341
                                            ========        ========
    Diluted                                    5,518           5,341
                                            ========        ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------        -------
Cash flows from operating activities:
    Net loss                                                           $   (191)       $  (812)
                                                                       --------        -------
    Adjustments to reconcile loss to net cash
       provided by operating activities:
             Depreciation and amortization                                  954            877
             Amortization of goodwill                                       223            223
             Contribution of shares of common stock to
                the Company's 401(k) plan                                   162            185
             Amortization of stock compensation                              15             --
          Changes in assets and liabilities:
             Increase in accounts receivable                             (1,918)        (2,503)
             (Increase) decrease in income tax refund receivable           (292)            45
             Decrease in inventories                                      1,819          1,162
             Increase in prepaid expenses                                  (168)           (35)
             Increase in other assets                                       (83)            --
             Increase in accounts payable                                 1,153          2,031
             Decrease in accrued expenses                                  (265)          (590)
             Decrease in income taxes payable                               (31)            --
             Increase in postretirement benefits                             54             54
             Decrease in other long-term liabilities                         (8)           (10)
                                                                       --------        -------
          Total reconciling items                                         1,615          1,439
                                                                       --------        -------
          Net cash provided by operating activities                       1,424            627
                                                                       --------        -------

Cash flows from investing activities:
    Capital expenditures                                                   (913)          (673)
    Other                                                                  (264)           (65)
                                                                       --------        -------
       Net cash used in investing activities                             (1,177)          (738)
                                                                       --------        -------

Cash flows from financing activities:
    Proceeds from (reductions to) long-term debt                         (1,506)            (5)
    Proceeds from exercise of stock options                                  --             35
    Proceeds from ESP plan                                                   62             88
                                                                       --------        -------
       Net cash provided by (used for) financing activities              (1,444)           118
                                                                       --------        -------

Net increase (decrease) in cash and cash equivalents                     (1,197)             7
Cash and cash equivalents at beginning of period                         10,307          5,819
                                                                       --------        -------
Cash and cash equivalents at end of period                             $  9,110        $ 5,826
                                                                       ========        =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's 1998 Annual Report to Stockholders. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented. The results of operations for such interim period are not necessarily indicative of results to be expected for the full year.

NOTE B - EARNINGS PER SHARE

For the quarters ended March 31, 1999 and 1998, the Company did not include potential common stock in the calculation of net loss per share - diluted, as such inclusion would have an anti-dilutive effect.

NOTE C - COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $(464,000) and $(879,000) for the three months ended March 31, 1999 and 1998, respectively. The primary difference from net income as reported is the tax affected change in cumulative translation adjustment.

NOTE D - SEGMENT AND RELATED INFORMATION

In 1998, the Company adopted Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information." The statement requires the Company to report about its operating segments.

The Company evaluates performance of its segments and allocates resources to them based on segment operating income. Segment operating income does not include corporate expenses, amortization of goodwill and intersegment profit elimination. Identifiable assets include accounts receivable, inventories, and land, building and equipment and does not include cash, income tax refund receivable and deferred income taxes, prepaid expenses goodwill and other long-term corporate assets.

The tables below presents information about reported segments for the quarters ended March 31:

SEGMENT SALES
(in thousands)

                      Irvine,      Austin,    San Jose,    Beverly,    Munich,
                         CA          TX          CA          MA        Germany      Total
                      --------     -------    --------     --------    -------     --------
1999
Total sales           $ 10,555     $ 7,168     $ 3,685     $ 3,527     $ 1,093     $ 26,028
Intersegment sales        (669)        (76)        (96)       (620)        (15)      (1,476)
                      --------     -------     -------     -------     -------     --------
Net sales             $  9,886     $ 7,092     $ 3,589     $ 2,907     $ 1,078     $ 24,552
                      ========     =======     =======     =======     =======     ========

1998
Total sales           $ 12,920     $ 5,572     $ 3,842     $ 3,392     $ 1,319     $ 27,045
Intersegment sales        (597)                    (62)       (861)       (147)      (1,667)
                      --------     -------     -------     -------     -------     --------
Net sales             $ 12,323     $ 5,572     $ 3,780     $ 2,531     $ 1,172     $ 25,378
                      ========     =======     =======     =======     =======     ========


SEGMENT OPERATING INCOME (LOSS)
(in thousands)

           Irvine,        Austin,    San Jose,  Beverly,    Munich,
             CA             TX          CA         MA       Germany       Total
           -------        -------    ---------  --------    -------       ------
1999       $  (966)       $1,475       $285       $287       $  (2)       $1,079
1998        (1,214)          874          1        242         217           120

A reconciliation of segment operating income (loss) to consolidated amounts for the quarters ended ended March 31:

(in thousands)                                1999           1998
                                             -------        -----
Segment operating income (loss)              $ 1,079        $ 120
Corporate expenses                              (643)        (581)
Amortization of goodwill                        (408)        (408)
Intercompany profit elimination                   53          (44)
                                             -------        -----
  Consolidated operating income (loss)       $    81        $(913)
                                             =======        =====

The table below presents identifiable segments assets as of March 31, 1999 compared to prior prior year end:

IDENTIFIABLE SEGMENT ASSETS
(in thousands)

                        Irvine,       Austin,      San Jose,     Beverly,      Munich,
                          CA            TX            CA           MA          Germany       Total
                        -------       -------      --------      --------      --------     -------
March 31, 1999          $22,842       $15,287       $4,945       $10,881       $1,930       $55,885
December 31, 1998        22,722        14,765        6,027         9,867        2,251        55,632

NOTE E - RECENT CHANGES TO ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a materiel impact on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1998 Annual Report on Form 10-K to Stockholders.

                                INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in, or incorporated by reference in, the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Results of Operations

Net sales. The Company's net sales decreased 3.3% to $24.6 million for the quarter ended March 31, 1999 from $25.4 million for the corresponding quarter in 1998. Although net sales increased in both the cesium and wireline operations in the first quarter of 1999 compared to the corresponding quarter of 1998, net sales decreased in the wireless operations primarily as the result of decreased product usage by the Company's largest customer.

Gross Margin. Gross margin increased to 37.6% for the quarter ended March 31, 1999 from 32.4% for the corresponding quarter in 1998. Gross margin growth appeared in all domestic operations except for wireless, which decreased primarily due to the 1998 contractual price reductions to the Company's largest customer. Gross margin improvements were due to material cost savings, productivity improvements and overhead reductions occurring during the 1998 year.

Selling Expense. Selling expense decreased by 12.1% to $3.5 million for the quarter ended March 31, 1999, from $4.0 million for the corresponding quarter in 1998. The decrease was primarily due to reduced outside commissions caused by the replacement of outside sales reps, where appropriate, with a direct sales force as well as a more cost-efficient shipment mix. As a percentage of net sales, selling expense decreased to 14.2% for the quarter ended March 31, 1999 from 15.6% for the corresponding quarter in 1998.

Product Development. Product development expense increased by 21.9% to $3.4 million for the quarter ended March 31, 1999 from $2.8 million for the corresponding quarter in 1998, primarily due to increased development efforts to reduce the time to market on high-growth-potential products. These include the new low-cost cesium, the latest generation of wireline synchronization products including the CDMA-based antenna-less synchronization unit and the e-business trusted time hardware. As a percentage of net sales, product development expenses increased to 13.9% for the quarter ended March 31, 1999 from 11.0% for the corresponding quarter of 1998.

General and Administrative. General and administrative expense decreased 4.2% to $2.3 million for the quarter ended March 31, 1999, from $2.4 million for the corresponding quarter of 1998. The decrease was primarily due to headcount reductions during the 1998 year. As a percentage of net sales, general and administrative expense decreased to 9.2% for the quarter ended March 31, 1999, from 9.3% for the corresponding quarter of 1998.

Interest, Net. Interest expense decreased by $32,000 for the quarter ended March 31, 1999 from the corresponding quarter of 1998. The decrease is the result of increased interest earned on the Company's higher cash balances.

Shares Outstanding. Shares outstanding increased during the quarter ended March 31, 1999, primarily due to shares issued under the Company's 401(k) Plan, Employee Stock Purchase Plan, and Incentive Stock Option Plan.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was approximately $1.4 million for the quarter ended March 31, 1999 compared to $627,000 for the corresponding quarter of 1998. Cash flows were positively affected in the first quarter of 1999 primarily by reductions in net loss, accounts receivable and inventories offset by lower accounts payable balances.

Cash used in investing activities was approximately $1.2 million for the quarter ended March 31, 1999 compared to $738,000 for the corresponding quarter of 1998 primarily reflecting increased expenditures for property and equipment. The Company currently anticipates that capital expenditures for fiscal 1999 will be approximately $3.5 million.

Cash used for financing activities was approximately $1.4 million for the quarter ended March 31, 1999 compared to cash provided by financing activities of $118,000 for the corresponding quarter of 1998. The change was primarily the result of the scheduled $1.5 million debt payment in the first quarter of 1999.

Accounts receivable increased to $21.2 million at March 31, 1999 from $19.3 million at December 31, 1998 due to increased shipment levels in the last two months of the quarter ended March 31, 1999 compared to the last two months of the quarter ended December 31, 1998.

Inventories decreased $1.8 million to $22.7 million at March 31, 1999 from $24.6 million at December 31, 1998 primarily due to the Company's continued efforts to reduce inventories.

Accounts payable increased by approximately $1.2 million to $5.4 million at March 31, 1999 from $4.2 million at December 31, 1998. The increase was primarily due to increased inventory purchases in the wireless operation to support increased shipments in the month of March 1999, as compared to December 1998.

At March 31, 1999, the Company had working capital of $44.6 million and a current ratio of 4.3:1 compared to working capital of $46.1 million and a current ratio of 4.6:1 at December 31, 1998. The decrease is primarily due to decreased cash and inventory balances offset by increased accounts receivable balances and increased accounts payable balances.

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

        The maturity date of the revolving component of the Company's line of credit with Wells Fargo Bank has been extended to June 15, 1999 in a principal amount not to exceed $10.0 million and bearing interest at Wells Fargo's prime rate or at LIBOR plus 2.75%. Currently the Company is renegotiating for a two-year line of credit. Under both the Wells Fargo credit facility and the Prudential promissory notes, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change from the Company's disclosure regarding market risk contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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




DATUM INC.




  /s/ Erik H. van der Kaay                        Date  May 14, 1999
-------------------------------------                   ---------------------
Erik H. van der Kaay, President
and Chief Executive Officer



  /s/ David A. Young                              Date  May 14, 1999
-------------------------------------                   ---------------------
David A. Young, Chief Financial and
Chief Accounting Officer

                                  EXHIBIT INDEX


Sequentially
  Numbered
 Exhibit No.     Description                                              Page
------------     -----------                                              ----
    27.1         Financial Data Schedule