Form 10-Q
period 1999-06-30
DATUM INC
filed 1999-08-13
CIK 27119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------     ------------------

                           Commission file no. 0-6272


                                   DATUM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          95-2512237
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.


     9975 TOLEDO WAY, IRVINE, CA                              92618-1819
----------------------------------------                  ------------------
(Address of principal executive offices)                      (Zip code)


                                 (949) 598-7500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The registrant had 5,839,147 shares of common stock outstanding as of August 10, 1999.

                                      INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................. 3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........13


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................14

          Signatures........................................................15

          Exhibit Index.....................................................16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                  A S S E T S

                                                    JUNE 30,   December 31,
                                                      1999        1998
                                                    -------    -----------
Current assets
     Cash and cash equivalents                      $10,561      $10,307
     Accounts receivable                             21,181       19,327
     Inventories
        Purchased parts                               9,216        7,156
        Work-in-process                               8,069       10,524
        Finished products                             5,850        6,875
                                                    -------      -------
                                                     23,135       24,555

     Prepaid expenses                                   904          479
     Deferred income taxes                            3,056        3,056
     Income tax refund receivable                       718        1,190
                                                    -------      -------
               Total current assets                  59,555       58,914

Plant and equipment
     Land                                             2,040        2,040
     Buildings                                        5,046        5,060
     Equipment                                       21,596       20,450
     Leasehold improvements                           1,177        1,149
                                                    -------      -------
                                                     29,859       28,699

Less accumulated depreciation and amortization       14,293       12,651
                                                    -------      -------
                                                     15,566       16,048
                                                    -------      -------
Excess of purchase price over net assets
  acquired, net                                      10,784       11,231
Other assets                                            941          727
                                                    -------      -------
                                                    $86,846      $86,920
                                                    =======      =======

            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    JUNE 30,      December 31,
                                                      1999           1998
                                                    --------      ------------
Current liabilities
     Accounts payable                               $  5,840       $  4,241
     Accrued salaries and wages                        2,232          2,485
     Accrued warranty                                  1,468          1,498
     Other accrued expenses                            1,095          1,287
     Income taxes payable                                246            289
     Current portion of long-term debt                 3,014          3,025
                                                    --------       --------
               Total current liabilities              13,895         12,825
                                                    --------       --------
Long-term debt                                        13,101         14,533
                                                    --------       --------
Postretirement benefits                                  926            818
                                                    --------       --------
Other long-term liabilities                              132            144
                                                    --------       --------
Deferred income taxes                                  1,622          1,622
                                                    --------       --------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                     --             --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued - 5,587,884 shares in 1999
                 5,505,843 shares in 1998              1,397          1,376
     Additional paid-in capital                       45,452         44,941
     Retained earnings
        Beginning of period                           11,328         12,785
        Net loss                                          31         (1,457)
                                                    --------       --------
        End of period                                 11,359         11,328

     Unamortized stock compensation                     (339)          (368)
     Accumulated other comprehensive income             (699)          (299)
                                                    --------       --------
               Total stockholders' equity             57,170         56,978
                                                    --------       --------
                                                    $ 86,846       $ 86,920
                                                    ========       ========

            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                           -----------------------       -----------------------
                                             1999           1998           1999           1998
                                           --------       --------       --------       --------
Net sales                                  $ 24,765       $ 26,150       $ 49,317       $ 51,528
                                           --------       --------       --------       --------
Costs and expenses
     Cost of goods sold                      14,135         16,260         29,448         33,425
     Selling                                  3,504          4,053          6,982          8,011
     Product development                      3,983          3,044          7,393          5,842
     General and administrative               2,490          2,307          4,760          4,677
     Interest expense                           485            523          1,002          1,036
     Interest income                           (199)          (108)          (319)          (192)
                                           --------       --------       --------       --------
                                             24,398         26,079         49,266         52,799
                                           --------       --------       --------       --------
Income (loss) before income taxes               367             71             51         (1,271)
Income tax provision (benefit)                  145             28             20           (502)
                                           --------       --------       --------       --------
Net income (loss)                          $    222       $     43       $     31       $   (769)
                                           ========       ========       ========       ========

Net income (loss) per share:

     Basic                                 $    .04       $    .01       $    .01       $   (.14)
                                           ========       ========       ========       ========
     Diluted                               $    .04       $    .01       $    .01       $   (.14)
                                           ========       ========       ========       ========

Shares used in per share calculation:

     Basic                                    5,557          5,402          5,538          5,371
                                           ========       ========       ========       ========
     Diluted                                  5,631          5,655          5,606          5,371
                                           ========       ========       ========       ========

            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                  -----------------------
                                                                  JUNE 30,       June 30,
                                                                    1999           1998
                                                                  --------       --------
Cash flows from operating activities:
     Net income (loss)                                            $     31       $   (769)
                                                                  --------       --------
     Adjustments to reconcile income (loss) to net cash
        provided by operating activities:
               Depreciation and amortization                         1,905          1,759
               Amortization of goodwill                                447            447
               Contribution of shares of common stock to
                   the Company's 401(k) plan                           342            367
               Amortization of unvested restricted stock                29             15

            Changes in assets and liabilities:
               (Increase) decrease in accounts receivable           (1,854)         1,123
               Decrease in income tax refund receivable                472             51
               Decrease in inventories                               1,420            264
               Increase in prepaid expenses                           (425)           (46)
               Increase in other assets                               (251)            --
               Increase in accounts payable                          1,599          1,336
               Decrease in accrued expenses                           (475)          (444)
               Decrease in income taxes payable                        (43)            --
               Increase in postretirement benefits                     108            108
               Decrease in other long-term liabilities                 (11)           (18)
                                                                  --------       --------
            Total reconciling items                                  3,263          4,962
                                                                  --------       --------
            Net cash provided by operating activities                3,294          4,193
                                                                  --------       --------

Cash flows from investing activities:
     Book value of equipment disposals                                   1              4
     Capital expenditures                                           (1,332)        (1,107)
     Other                                                            (387)           (23)
                                                                  --------       --------
        Net cash used in investing activities                       (1,718)        (1,126)
                                                                  --------       --------

Cash flows from financing activities:
     Reductions of long-term debt                                   (1,512)           (11)
     Proceeds from exercise of stock options                            86            158
     Proceeds from ESP plan                                            104            149
                                                                  --------       --------
        Net cash provided by (used for) financing activities        (1,322)           296
                                                                  --------       --------

Net increase in cash and cash equivalents                              254          3,363
Cash and cash equivalents at beginning of period                    10,307          5,819
                                                                  --------       --------

Cash and cash equivalents at end of period                        $ 10,561       $  9,182
                                                                  ========       ========

            See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

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

NOTE B - EARNINGS PER SHARE

Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Net income per share-Diluted reflects the potential dilution that could occur if stock options and warrants were exercised. For the six months ended June 30, 1998, the Company did not include the potential common stock in the calculation of net loss per share-Diluted, as such inclusion would have a anti-dilutive effect.

NOTE C - COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $(95,000) and $(86,000) for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive income was $(369,000) and $(793,000), respectively. The primary difference from net income as reported is the tax affected change in cumulative translation adjustment.

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

The tables below presents information about reported segments for the quarters ended June 30:

SEGMENT SALES
(in thousands)

                         Irvine,       Austin,      San Jose,     Beverly,      Munich,
                           CA            TX            CA           MA          Germany        Total
                        --------      --------      --------      --------      --------      --------
1999

Total sales             $ 10,264      $  8,014      $  4,090      $  3,577      $  1,383      $ 27,328
Intersegment sales          (843)         (305)          131        (1,164)         (120)       (2,563)
                        --------      --------      --------      --------      --------      --------
Net sales               $  9,421      $  7,709      $  3,959      $  2,413      $  1,263      $ 24,765
                        ========      ========      ========      ========      ========      ========

1998

Total sales             $ 14,162      $  5,438      $  3,043      $  4,088      $  1,286      $ 28,017
Intersegment sales          (831)          (11)          (36)         (912)          (77)       (1,867)
                        --------      --------      --------      --------      --------      --------
Net sales               $ 13,331      $  5,427      $  3,007      $  3,176      $  1,209      $ 26,150
                        ========      ========      ========      ========      ========      ========


SEGMENT OPERATING INCOME (LOSS)
(in thousands)

                         Irvine,       Austin,      San Jose,     Beverly,      Munich,
                            CA          TX            CA            MA          Germany         Total
                        --------      --------      --------      --------      --------      --------
1999                     $(615)        $1,551        $ 547          $315          $264         $2,062
1998                       529            783         (308)          290           209          1,503

A reconciliation of segment operating income (loss) to consolidated amounts for the quarters ended ended June 30:


(in thousands)                                         1999         1998
                                                      ------       ------
Segment operating income (loss)                       $2,062       $1,503
Corporate expenses                                      (882)        (742)
Amortization of goodwill                                (409)        (409)
Intercompany profit elimination                         (118)         134
                                                       -----       ------
  Consolidated operating income                        $ 653       $  486
                                                       =====       ======

The table below presents identifiable segments assets as of June 30, 1999 compared to prior year end:

IDENTIFIABLE SEGMENT ASSETS
(in thousands)

                            Irvine,     Austin,      San Jose,    Beverly,     Munich,
                              CA          TX            CA           MA        Germany      Total
                           --------     -------      ---------   ---------     -------     -------
June 30, 1999              $20,710      $16,293       $5,603      $11,332      $2,073      $56,011
December 31, 1998           22,722       14,765        6,027        9,867       2,251       55,632

NOTE E - RECENT CHANGES TO ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a materiel impact on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1998 Annual Report to Stockholders on Form 10-K.

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

Results of Operations

Net Sales. The Company's net sales decreased 5.3% to $24.8 million for the quarter ended June 30, 1999 from $26.2 million for the corresponding quarter in 1998. Net sales in the wireless business decreased $3.9 million or 29.3% for the quarter ended June 30, 1999 compared to the corresponding quarter of 1998 due to decreased product usage by the company's larger customers. This was offset by net sales increases of $2.3 million or 42.0% in the wireline synchronization business and $1.0 million or 31.6% at the enterprise timing products business for the quarter ended June 30, 1999 compared to the corresponding quarter of 1998. For the six months ended June 30, 1999, net sales decreased 4.3% to $49.3 million from $51.5 million for the corresponding period of 1998.

Gross Margin. Gross margin increased to 42.9% for the quarter ended June 30, 1999 from 37.8% for the corresponding quarter in 1998. For the six months ended June 30, 1999, gross margin increased to 40.3% from 35.1% for the corresponding quarter of 1998. The increase is primarily a result of improved efficiency in the manufacturing process, overhead reductions, material cost savings, and the mix of products shipped. Although gross margins in the enterprise timing and cesium businesses improved and gross margin in the wireline business remained strong, gross margin in the wireless business declined due to reduced sales levels. Beginning July 1, the Company will realize the second year contractual price decrease with the Company's largest customer. Delays in completing qualification testing of new cost-reduced replacement products will effect the margins during the second half of the year.

Selling Expense. Selling expense decreased by 13.5% to $3.5 million for the quarter ended June 30, 1999, from $4.1 million for the corresponding quarter in 1998. For the six months ended June 30, 1999, selling expense decreased 12.8% to $7.0 million from $8.0 million for the six months ending June 30, 1998. As a percentage of net sales, selling expense decreased to 14.1% for the quarter ended June 30, 1999 from 15.5% for the corresponding quarter in 1998. For the six months ended June 30, 1999, selling expense as a percentage of net sales decreased to 14.2% from 15.5% for the corresponding period of 1998. The decrease was primarily due to the continued reduction in outside commissions caused by the replacement of outside sales reps, where appropriate, with a direct sales force. In addition, reduced sales levels as well as a more cost-efficient sales mix contributed to the decrease.

Product Development. Product development expense increased by 30.8% to $4.0 million for the quarter ended June 30, 1999 from $3.0 million for the corresponding quarter in 1998. For the six months ended June 30, 1999, product development expense increased by 26.5% to $7.4 million from $5.8 million for the corresponding six months of 1998. The increase was primarily due to increased development efforts to reduce the time to market on high-growth-potential products. Opportunities have been identified in various markets, especially in the wireline and timing business that will be strongly influenced by the ability to get to market rapidly. To minimize the time and dilution of resources to add new development talent, the Company has relied extensively on outside resources or engineering consultants. This is expected to increase development expenses in the short term but will allow the Company to reduce quickly to a more reasonable long term development spending rate when these programs are completed by the end of this fiscal year. Some of these development programs are driven by specific customers while several are more generic and driven by the rapid change from circuit-switched to packet-switched transmission networks. These products are expected to contribute to the bottom line performance in fiscal year 2000. As a percentage of net sales, product development expenses increased to 16.1% for the quarter ended June 30, 1999 from 11.6% for the corresponding quarter of 1998. For the six months ended June 30, 1999 product development expense, as a percentage of sales, increased to 15.0% from 11.3% for the corresponding period of 1998.

General and Administrative. General and administrative expense increased 7.9% to $2.5 million for the quarter ended June 30, 1999, from $2.3 million for the corresponding quarter of 1998. For the six months ended June 30, 1999, general and administrative expense increased 1.8% to $4.8 million from $4.7 million for the first six months of 1998. The increase was primarily the result of additional corporate expenses related to acquisition endeavors. As a percentage of net sales, general and administrative expense increased to 10.1% for the quarter ended June 30, 1999, from 8.8% for the corresponding quarter of 1998. For the six months ended June 30, 1999, general and administrative expense, as a percentage of net sales, increased to 9.7% from 9.1% for the corresponding period of 1998.

Interest, Net. Interest expense decreased by $129 thousand to $286 thousand for the quarter ended June 30, 1999 from $415 thousand for the corresponding quarter of 1998. For the six months ended June 30, 1999, interest expense decreased $161 thousand to $683 thousand from $844 thousand for the corresponding period of 1998. The decrease is the result of increased interest earned on the Company's income tax receivables and the reduction of the Company's debt levels.

Shares Outstanding. Shares outstanding increased for the quarter and six months ended June 30, 1999 as a result of shares issued through the Company's 401k, ESP, and Incentive Stock plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was approximately $3.3 million for the six months ended June 30, 1999 compared to $4.2 million for the corresponding period of 1998. Cash flows were positively affected in the first half of 1999 by decreased inventory levels and increased accounts payable levels offset by increased accounts receivable balances.

Cash used in investing activities was approximately $1.7 million for the six months ended June 30, 1999 compared to $1.1 million for the corresponding period of 1998. The Company currently anticipates that capital expenditures for fiscal 1999 will be less than $3 million.

Cash used for financing activities was approximately $1.3 million for the six months ended June 30, 1999 compared to cash provided by financing activities of $296 thousand for the corresponding six months of 1998. Cash used in the first half of 1999 included the first payment of $1.5 million long-term Prudential debt.

Accounts receivable increased $1.9 million to $21.2 million at June 30, 1999 from $19.3 million at December 31, 1998 due to increased shipments in the wireline business during the latter half of the second quarter of 1999 compared to the latter half of the fourth quarter of 1998.

Inventories decreased $1.4 million to $23.1 million at June 30, 1999 from $24.6 million at December 31, 1998. The Company continues efforts to manage inventories to more appropriate levels.

Accounts payable increased $1.6 million to $5.8 million at June 30, 1999 from $4.2 at December 31, 1998, a result of increased inventory purchases to support increased sales volume during the quarter ended June 30, 1999 compared to the quarter ended December 31, 1998.

At June 30, 1999, the Company had working capital of $45.7 million and a current ratio of 4.3:1 compared to working capital of $46.1 and a current ratio of 4.6:1 at December 31, 1998. The decrease is primarily due to increased accounts payable balances.

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

The maturity date of the revolving component of the Company's line of credit with Wells Fargo Bank has been extended to June 15, 2001. The line of credit is in a principal amount not to exceed $10.0 million and bears interest at Wells Fargo's prime rate or at LIBOR plus 2.75%. Under both the Wells Fargo credit facility and the Prudential promissory notes, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred.

READINESS FOR YEAR 2000

The Company is aware that some significant portion of existing electronic equipment, including computers, software and embedded technology, was not designed to correctly process dates after December 31, 1999. These systems store dates as having two digit, rather than four digit years, which could potentially cause erroneous data results for program failures in the year 2000. The Company has assessed the impact of such Year 2000 (Y2K) issues on the Company's internal computer systems, non-computer systems, and products as well as on the Company's vendors, service providers, and significant customers.

Internally, the Company has developed a plan to inventory critical systems at each of its five operating locations and develop solutions, with further contingency plans where possible. The Company has identified two of its five information systems locations as not Y2K compliant. While the Company could upgrade these two locations without incurring material expense, the Company has instead decided to implement a Company-wide enterprise information system, which is scheduled for completion in October 1999. The new system is expected to improve information systems operating performance and will be fully Y2K compliant. The Company has not identified any other significant areas of non-compliance in internal computer systems or non-computer systems, or products. The Company has reviewed its products and does not expect to incur any material expense related to product non-compliance. The Company believes additional, though immaterial, revenue may be realized if customers decide to upgrade their older products.

The Company believes the greatest risk of significant adverse effects on the Company relates to third party failure to appropriately address their Y2K non-compliance. Y2K failures in key suppliers' systems, or their respective suppliers' or customers' systems, could affect their ability to supply material or services to the Company, and therefore affect the Company's ability to produce and ship products. Y2K failures at the Company's significant customers, including the United States government, could affect such customers' ability to order, accept and pay for the Company's products. External Y2K failures could therefore have a material adverse effect on the Company's revenues and financial condition. The Company is in the process of securing letters of compliance from those vendors and service providers that are critical to the operations of the Company. The Company plans to secure alternative suppliers for those who cannot assure the Company of their Y2K readiness. The Company also plans to survey its significant customers regarding their plans to identify and address Y2K issues. The Company has already been assured by its two largest customers, Lucent and Motorola, that they expect to be Y2K compliant. External Y2K risks will be addressed as the survey of key customers and suppliers is completed. Although the Company expects cooperation from the suppliers and customers it is surveying, the Company also relies on services such as telephones and utilities, whose Y2K compliance is outside of the Company's control. Therefore, the Company may be unable to accurately assess the Y2K readiness of third parties, and the impact of such third party non-compliance on the Company's operations.

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

Item 4. Submission of Matters to a Vote of Security Holders


        (a) The Annual Meeting of Stockholders was held on June 10, 1999

        (b) (i) Set forth below is the name of each Class III director elected at the meeting to serve until the 2002 Annual Meeting of Stockholders and the number of votes cast for their election and the number of votes withheld;

                                             Number of           Number of
                Name                        Votes "For"       Votes "Withheld"
                ----                        -----------       ----------------

                G. Tilton Gardner           4,927,730             59,767
                Michael M. Mann             4,927,388             60,109

           (ii) The terms of the following directors of the company continued after the meeting: R. David Hoover, Louis B. Horwitz, Dan L. McGurk, Edward A. Money, and Erik H. van der Kaay.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit No.               Description
        ----------                -----------
         27.2               Financial Data Schedule

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATUM INC.


  /s/ Erik H. van der Kaay                        Date August 12, 1999
-------------------------------                        ---------------
Erik H. van der Kaay, President
and Chief Executive Officer



  /s/ David A. Young                              Date August 12, 1999
-------------------------------                        ---------------
David A. Young, Chief Financial
and Chief Accounting Officer

                                  EXHIBIT INDEX


Sequentially
 Numbered
Exhibit No.          Description                      Page
------------         -----------                      ----

  27.2               Financial Data Schedule