Form 10-Q
period 1999-09-30
DATUM INC
filed 1999-11-15
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended      September 30, 1999
                                    -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                       to
                                    -------------------       ------------------


                           Commission file no. 0-6272


                                   DATUM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                                95-2512237
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


      9975 TOLEDO WAY, IRVINE, CA                                 92618-1819
----------------------------------------                     -------------------
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

The registrant had 5,839,940 shares of common stock outstanding as of November 10, 1999.

                                      INDEX


                                                                         Page
                                                                         ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.........................................   3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................  10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...  13

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.............................  14

            Signatures...................................................  15

            Exhibit Index

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                           September 30,  December 31,
                                                               1999          1998
                                                           -------------  -----------
ASSETS

Current assets
     Cash and cash equivalents                               $ 5,605       $10,307
     Accounts receivable, net                                 23,830        19,327
     Inventories
        Purchased parts                                        9,622         7,156
        Work-in-process                                        5,474        10,524
        Finished products                                      7,448         6,875
                                                             -------       -------
                                                              22,544        24,555

     Prepaid expenses                                            622           479
     Deferred income taxes                                     3,056         3,056
     Income tax refund receivable                                858         1,190
                                                             -------       -------
               Total current assets                           56,515        58,914

Plant and equipment
     Land                                                      2,040         2,040
     Buildings                                                 5,055         5,060
     Equipment                                                22,091        20,450
     Leasehold improvements                                    1,177         1,149
                                                             -------       -------
                                                              30,363        28,699

Less accumulated depreciation and amortization                15,262        12,651
                                                             -------       -------

                                                              15,101        16,048
                                                             -------       -------
Excess of purchase price over net assets acquired, net        15,320        11,231
Other assets                                                     575           727
                                                             -------       -------
                                                             $87,511       $86,920
                                                             =======       =======

See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                   September 30,    December 31,
                                                        1999            1998
                                                   -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                $  5,440        $  4,241
     Accrued salaries and wages                         2,557           2,485
     Accrued warranty                                   1,498           1,498
     Other accrued expenses                             1,513           1,287
     Income taxes payable                                 319             289
     Current portion of long-term debt                  3,008           3,025
                                                     --------        --------
               Total current liabilities               14,335          12,825
                                                     --------        --------

Long-term debt                                         11,636          14,533
                                                     --------        --------

Postretirement benefits                                   980             818
                                                     --------        --------

Other long-term liabilities                               125             144
                                                     --------        --------

Deferred income taxes                                   1,622           1,622
                                                     --------        --------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                      --              --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued - 5,825,284 shares in 1999
          5,505,843 shares in 1998                      1,456           1,376
     Additional paid-in capital                        47,477          44,941
     Retained earnings
        Beginning of period                            11,328          12,785
        Net loss                                         (589)         (1,457)
                                                     --------        --------
        End of period                                  10,739          11,328

     Unamortized stock compensation                      (324)           (368)
     Accumulated other comprehensive income              (535)           (299)
                                                     --------        --------
               Total stockholders' equity              58,813          56,978
                                                     --------        --------
                                                     $ 87,511        $ 86,920
                                                     ========        ========

See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                            --------------------------------------------------------
                                              1999            1998            1999           1998
                                            --------        --------        --------        --------
Net sales                                   $ 25,017        $ 25,797        $ 74,334        $ 77,325
                                            --------        --------        --------        --------

Costs and expenses
     Cost of goods sold                       14,908          17,149          44,356          50,574
     Selling                                   3,696           3,600          10,678          11,611
     Product development                       4,298           3,249          11,691           9,091
     General and administrative                2,607           2,657           7,367           7,334
     Interest expense                            473             512           1,475           1,548
     Interest income                             (97)           (121)           (416)           (313)
                                            --------        --------        --------        --------
                                              25,885          27,046          75,151          79,845
                                            --------        --------        --------        --------
Loss before income taxes                        (868)         (1,249)           (817)         (2,520)
Income tax benefit                              (248)           (493)           (228)           (995)
                                            --------        --------        --------        --------
Net loss                                    $   (620)       $   (756)       $   (589)       $ (1,525)
                                            ========        ========        ========        ========

Net loss per share:
     Basic                                  $   (.11)       $   (.14)       $   (.10)       $   (.28)
                                            ========        ========        ========        ========
     Diluted                                $   (.11)       $   (.14)       $   (.10)       $   (.28)
                                            ========        ========        ========        ========

Shares used in per share calculation:
     Basic                                     5,770           5,438           5,615           5,393
                                            ========        ========        ========        ========
     Diluted                                   5,770           5,438           5,615           5,393
                                            ========        ========        ========        ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                 -----------------------------
                                                                 September 30,   September 30,
                                                                     1999            1998
                                                                 -------------   -------------
Cash flows from operating activities:
     Net loss                                                      $   (589)       $ (1,525)
                                                                   --------        --------
     Adjustments to reconcile loss to net cash provided by
         operating activities:
            Depreciation and amortization                             2,911           2,681
            Amortization of goodwill                                    911             671
            Contribution of shares of common stock to
              the Company's 401(k) plan                                 455             553
            Amortization of unvested restricted stock                    44              29
            Changes in assets and liabilities, net of
               assets acquired:
               Increase in accounts receivable                       (4,482)         (2,352)
               (Increase) decrease in income tax refund
                 receivable                                             332            (670)
               Decrease in inventories                                2,011           4,231
               Increase in prepaid expenses                            (141)           (258)
               (Increase) decrease in other assets                      137            (249)
               Increase in accounts payable                             868           1,096
               Increase (decrease) in accrued expenses                  205            (299)
               Increase in income taxes payable                          30              --
               Increase in postretirement benefits                      162             162
               Decrease in other long-term liabilities                 (603)            (23)
                                                                   --------        --------
            Total reconciling items                                   2,840           5,572
                                                                   --------        --------
            Net cash provided by operating activities                 2,251           4,047
                                                                   --------        --------

Cash flows from investing activities:
     Book value of equipment disposals                                   --               4
     Capital expenditures                                            (1,744)         (1,895)
     Payment for acquisition, net of cash acquired                   (2,204)             --
     Other                                                             (226)             42
                                                                   --------        --------
        Net cash used in investing activities                        (4,174)         (1,849)
                                                                   --------        --------

Cash flows from financing activities:
     Reductions of line of credit                                        (7)             --
     Reductions of long-term debt                                    (3,018)            (16)
     Proceeds from exercise of stock options                             86             160
     Proceeds from ESP plan                                             160             201
                                                                   --------        --------
        Net cash provided by (used in) financing activities          (2,779)            345
                                                                   --------        --------

Net increase (decrease) in cash and cash equivalents                 (4,702)          2,543
Cash and cash equivalents at beginning of period                     10,307           5,819
                                                                   --------        --------

Cash and cash equivalents at end of period                         $  5,605        $  8,362
                                                                   ========        ========

Supplement disclosure of noncash financing activities:
     In connection with the acquisition of Digital Delivery, the Company issued 214,277 shares of common stock for $1,915

See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the audited financial statements presented in the Company's 1998 and 1999 Annual Report to Stockholders. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim period presented. The results of operations for such interim period are not necessarily indicative of results to be expected for the full year.

NOTE B - EARNINGS PER SHARE

Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Net income per share-Diluted reflects the potential dilution that could occur if stock options and warrants were exercised. For the three months and nine months ended September 30, 1999 and 1998, the Company did not include the potential common stock in the calculation of net loss per share-Diluted, as such inclusion would have a anti-dilutive effect.

NOTE C - COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in FAS 130 as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss was $(465,000) and $(690,000) for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive loss was $(825,000) and $(1,483,000), respectively. The primary difference from net income as reported is the tax affected change in cumulative translation adjustment.

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

                           DATUM INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 1999 AND 1998

In July 1999, the Company acquired Digital Delivery located in Lexington, Massachusetts. This segment produces product for the e-business market.


The tables below present information about reported segments for the quarters ended September 30:

SEGMENT SALES
(in thousands)

                         Irvine,       Austin,     San Jose,    Beverly,     Lexington,     Munich,
                           CA            TX           CA           MA           MA          Germany       Total
                         -------      --------     ---------    --------     ----------     -------       -----
1999
----
Total sales              $11,326      $  7,963     $  3,472     $  3,818       $   33       $ 1,541      $28,153
Intersegment sales        (1,520)         (157)        (107)      (1,336)          --           (16)      (3,136)
                         -------      --------     --------     --------       ------       -------      -------
Net sales                $ 9,806      $  7,806     $  3,365     $  2,482       $   33       $ 1,525      $25,017
                         =======      ========     ========     ========       ======       =======      =======

1998
----
Total sales              $11,587      $  7,123     $  3,824     $  3,727       $   --        $1,640      $27,901
Intersegment sales        (1,159)          (16)         (40)        (833)          --           (56)      (2,104)
                         -------      --------     --------     --------       ------       -------      -------
Net sales                $10,428      $  7,107     $  3,784     $  2,894       $   --       $ 1,584      $25,797
                         =======      ========     ========     ========       ======       =======      =======

SEGMENT OPERATING INCOME (LOSS)
(in thousands)

                         Irvine,       Austin,      San Jose,    Beverly,     Lexington,    Munich,
                           CA            TX           CA           MA           MA          Germany       Total
                         -------      --------     ---------    --------     ----------     -------       -----
1999                     $  (904)     $  1,277     $     36     $    422       $ (273)      $   157      $   715
1998                      (1,629)        1,706          208          325           --            56          666

A reconciliation of segment operating income to the consolidated operating loss for the quarters ended September 30:

(in thousands)                                       1999         1998
                                                    ------        -----
Segment operating income                            $  715        $ 666
Corporate expenses                                    (587)        (854)
Amortization of goodwill                              (649)        (408)
Intercompany profit elimination                         29         (262)
                                                    ------        -----
  Consolidated operating loss                       $ (492)       $(858)
                                                    ======        =====

The table below presents identifiable segment assets as of September 30, 1999 compared to period year end:

IDENTIFIABLE SEGMENT ASSETS
(in thousands)

                         Irvine,       Austin,      San Jose,    Beverly,     Lexington,    Munich,
                           CA            TX           CA           MA           MA          Germany       Total
                         -------      --------     ---------    --------     ----------     -------       -----
September 30, 1999       $19,949      $17,470       $6,463      $11,590         $ 141        $2,173      $57,786
December 31, 1998         22,722       14,765        6,027        9,867            --         2,251       55,632

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

                           DATUM INC. AND SUBSIDIARIES

                           SEPTEMBER 30, 1999 AND 1998

NOTE F - ACQUISITION

On July 29, 1999, the Company acquired all of the outstanding capital stock of Digital Delivery, Inc. (DDI), a Massachusetts corporation. The Company issued 214,277 shares of its Common Stock, and paid $1,500,000 in cash. The DDI stockholders will also receive additional consideration based on certain performance criteria through December 31, 2001. The acquisition has been accounted for using the purchase method of accounting.

DDI is a leading provider of secure information and management software. DDI's patented encryption models and leading-edge compression technologies enable organizations to distribute data and conduct electronic commerce securely via the Internet, intranet, Extranet, CD-ROM and digital versatile disk.

The unaudited pro forma combined results of operations of the Company and DDI for the nine months ended September 30, 1999, and 1998, presuming the acquisition had taken place on January 1, 1998, after giving effect to certain pro forma adjustments, are as follows:


(In thousands, except per share amounts)               Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                    1999              1998
                                                   -------           -------
     Net sales                                     $74,678           $77,419
                                                   =======           =======
     Net loss                                      $(1,839)          $(2,800)
                                                   =======           =======
     Net loss per share - basic and diluted        $ (0.32)          $ (0.50)
                                                   =======           =======

The condensed pro forma combined financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company or what the results of operations would have been had the acquisition been effective on the date indicated.

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

Results of Operations

Net sales. The Company's net sales decreased 3.0% to $25.0 million for the quarter ended September 30, 1999 from $25.8 million for the corresponding quarter in 1998. Net sales in the wireline synchronization business increased $699,000 or 9.8% for the quarter ended September 30, 1999 compared to the corresponding quarter of 1998. This was offset by net sales decreases of $622,000 or 6.0% in the wireless business, $419,000 or 11.1% in the enterprise timing products business and $412,000 or 14.2% in the cesium standard business for the quarter ended September 30, 1999 compared to the corresponding quarter of 1998. For the nine months ended September 30, 1999, net sales decreased 3.9% to $74.3 million from $77.3 million for the corresponding period of 1998. Sales decreases in the wireless market are primarily the result of decreased product usage by the Company's larger customers. Sales decreases in the enterprise timing products are primary the result of decreased shipments into the government subcontract test and measurement market.

Gross margin. Gross margin increased to 40.4% for the quarter ended September 30, 1999 from 33.5% for the corresponding quarter in 1998. For the nine months ended September 30, 1999, gross margin increased to 40.3% from 34.6% for the corresponding nine months of 1998. For the quarter ended September 30, 1999, gross margins improved at all business locations. The increase is primarily a result of improved efficiency in the manufacturing process, overhead reductions, material cost savings, and the mix of products shipped. Beginning July 1, the Company realized the second year contractual price decrease with the Company's largest customer. Delays in completing qualification testing of new cost-reduced replacement products will affect the margins during the remainder of the year.

Selling expense. Selling expense increased by 2.7% to $3.7 million for the quarter ended September 30, 1999, from $3.6 million for the corresponding quarter in 1998. For the nine months ended September 30, 1999, selling expense decreased 8.0% to $10.7 million from $11.6 million for the nine months ended September 30, 1998. As a percentage of net sales, selling expense increased to 14.8% for the quarter ended September 30, 1999 from 14.0% for the corresponding quarter in 1998. For the nine months ended September 30, 1999, selling expense as a percentage of net sales decreased to 14.4% from 15.0% for the corresponding period of 1998. The decrease was primarily due to the continued reduction in outside commissions caused by the replacement of outside sales reps, where appropriate, with a direct sales force. In addition, reduced sales levels as well as a more cost-efficient sales mix contributed to the decrease.

Product Development. Product development expense increased by 32.3% to $4.3 million for the quarter ended September 30, 1999 from $3.2 million for the corresponding quarter in 1998. For the nine months ended September 30, 1999, product development expense increased by 28.6% to $11.7 million from $9.1 million for the corresponding nine months of 1998. The increase was primarily due to increased development efforts to reduce the time to market on high-growth-potential products. Opportunities have been identified in various markets, especially in the wireless, wireline and E-business that will be strongly influenced by the ability to get to market rapidly. To minimize the time and dilution of resources to add new development talent, the Company has relied extensively on outside resources, or engineering consultants. This is expected to increase development expenses in the short term but will allow the Company to reduce quickly to a more reasonable long term development spending rate when theses programs are completed by the end of this fiscal year. Some of these development programs are driven by specific customers while several are more generic and driven by the rapid change from circuit switched to packet switched transmission networks. These products are expected to contribute to the bottom line performance in fiscal year 2000. As a percentage of net sales, product development expense increased to 17.2% for the quarter ended September 30, 1999 from 12.6% for the corresponding quarter of 1998. For the nine months ended September 30, 1999 product development expense, as a percentage of sales, increased to 15.7% from 11.8% for the corresponding period of 1998.

General and Administrative. General and administrative expense decreased 1.9% to $2.6 million for the quarter ended September 30, 1999, from $2.7 million for the corresponding quarter of 1998. For the nine months ended September 30, 1999, general and administrative expense increased 0.4% to $7.4 million from $7.3 million for the first nine months of 1998. As a percentage of net sales, general and administrative expense increased to 10.4% for the quarter ended September 30, 1999, from 10.3% for the corresponding quarter of 1998. For the nine months ended September 30, 1999, general and administrative expense, as a percentage of net sales, increased to 9.9% from 9.5% for the corresponding period of 1998.

Interest, Net. Interest expense decreased by $15 thousand to $376 thousand for the quarter ended September 30, 1999 from $391 thousand for the corresponding quarter of 1998. For the nine months ended September 30, 1999, interest expense decreased $176 thousand to $1.1 million from $1.2 million for the corresponding period of 1998.

Shares Outstanding. Shares outstanding increased for the quarter and nine months ended September 30, 1999 as a result of 214,277shares issued on July 29, 1999 for the acquisition of Digital Delivery and shares issued through the Company's 401k, ESP, and Incentive Stock plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was approximately $2.3 million for the nine months ended September 30, 1999 compared to $4.0 million for the corresponding period of 1998. Cash flows were positively affected in the first nine months of 1999 by decreased inventory levels and increased accounts payable levels offset by increased accounts receivable balances.

Cash used in investing activities was approximately $4.2 million for the nine months ended September 30, 1999 compared to $1.8 million for the corresponding period of 1998. Cash used in the nine months ended September 30, 1999 included $2.2 million for the acquisition of Digital Delivery, net of cash acquired. In addition to cash, the Company issued 214,277 shares of common stock valued at $1.9 million. The Company currently anticipates that capital expenditures for fiscal 1999 will be less than $3 million.

Cash used in financing activities was approximately $2.8 million for the nine months ended September 30, 1999 compared to cash provided by financing activities of $345 thousand for the corresponding nine months of 1998. Cash used in the nine months of 1999 included $3.0 million of scheduled long-term debt payments.

Accounts receivable increased $4.5 million to $23.8 million at September 30, 1999 from $19.3 million at December 31, 1998 due to increased shipments in the wireline business during the latter half of the third quarter of 1999 compared to the latter half of the fourth quarter of 1998.

Inventories decreased $2.0 million to $22.5 million at September 30, 1999 from $24.6 million at December 31, 1998. The Company continues efforts to manage inventories to more appropriate levels.

Accounts payable increased $868 thousand to $5.4 million at September 30, 1999 from $4.2 million at December 31, 1998, a result of increased inventory purchases to support increased sales volume during the quarter ended September 30, 1999 in the wireless business compared to the quarter ended December 31, 1998.

At September 30, 1999, the Company had working capital of $42.2 million and a current ratio of 3.9:1 compared to working capital of $46.1 million and a current ratio of 4.6:1 at December 31, 1998. The decrease is primarily due to decreased cash balances.

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

Internally, the Company developed a plan to inventory critical systems at each of its five operating locations and develop solutions, with further contingency plans where possible. The Company identified two of its five information systems locations as not being Y2K compliant. While the Company could have upgraded these two locations without incurring material expense, the Company instead has implemented a Company-wide enterprise information system, which was completed in October, 1999. The new system will improve information systems operating performance and be fully Y2K compliant. The Company has not identified any other significant areas of non-compliance in internal computer systems or non-computer systems, or products. The Company has reviewed its products and does not expect to incur any material expense related to product non-compliance. The Company believes additional, though immaterial, revenue may be realized if customers decide to upgrade their older products.

The Company believes the greatest risk of significant adverse effects on the Company relates to third party failure to appropriately address their Y2K non-compliance. Y2K failures in key suppliers' systems, or their respective suppliers' or customers' systems, could affect their ability to supply material or services to the Company, and therefore affect the Company's ability to produce and ship products. Y2K failures at the Company's significant customers, including the United States government, could affect such customers' ability to order, accept and pay for the Company's products. External Y2K failures could therefore have a material adverse effect on the Company's revenues and financial condition. The Company is in the process of securing letters of compliance from those vendors and service providers that are critical to the operations of the Company. The Company plans to secure alternative suppliers for those who cannot assure the Company of their Y2K readiness. The Company also has surveyed its significant customers regarding their plans to identify and address Y2K issues. The Company has already been assured by its two largest customers, Lucent and Motorola, that they expect to be Y2K compliant. External Y2K risks will be addressed as the survey of key customers and suppliers is completed. Although the Company expects cooperation from the suppliers and customers it is surveying, the Company also relies on services such as telephones and utilities, whose Y2K compliance is outside of the Company's control. Therefore, the Company may be unable to accurately assess the Y2K readiness of third parties, and the impact of such third party non-compliance on the Company's operations.

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

                           PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit No.         Description
    -----------         -----------

      2 Agreement and Plan of Merger Agreement, dated July 29, 1999, among the Registrant, DDI and the Merger Subsidiary. Exhibit A (Form of Escrow Agreement), Exhibit B (Form of Investment Letter), Exhibit C (DDI Disclosure Schedule), Exhibit D (Datum Disclosure Schedule), Exhibit E (Form of Employment Agreement), Exhibit F (Form of Opinion of Counsel of DDI), Exhibit G (Form of Opinion of Counsel to Datum), Schedule I (Surviving Corporation Board of Directors and Officers), and Schedule II (DDI Stockholders) have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. A copy of any Exhibit or Schedule will be submitted to the Commission supplementally upon request. (Incorporated by reference to the like referenced exhibit to the Registrant's Current Report on Form 8-K, filed August 6, 1999.)

     27.3       Financial Data Schedule

(b) Reports on Form 8-K

                In connection with its acquisition by merger of Digital Delivery, Inc., the Company filed a Current Report on Form 8-K on August 6, 1999, reporting the merger and filing as an exhibit thereto the related merger agreement. The Company filed an amended Current Report on Form 8-K/A on October 12, 1999, containing the financial statements of Digital Delivery as and for the year ended December 31, 1999, the unaudited pro forma condensed consolidated balance sheet for the Company as of December 31, 1998 and the unaudited pro forma condensed consolidated statements of operations for the Company for the year ended December 31, 1998, and for the six months ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATUM INC.


/s/ Erik H. van der Kaay                                 Date November 15, 1999
-------------------------------------                         ------------------
Erik H. van der Kaay,
President and Chief Executive Officer


/s/ David A. Young                                       Date November 15, 1999
-------------------------------------                         ------------------
David A. Young, Chief Financial and
Chief Accounting Officer

                                  EXHIBIT INDEX


                                                                              Sequentially
                                                                                 Numbered
Exhibit No.                      Description                                      Page
-----------                     -----------                                   ------------
     2        Agreement and Plan of Merger Agreement, dated July 29, 1999, among the Registrant, DDI and the Merger Subsidiary. Exhibit A
              (Form of Escrow Agreement), Exhibit B (Form of Investment
              Letter), Exhibit C (DDI Disclosure Schedule), Exhibit D (Datum
              Disclosure Schedule), Exhibit E (Form of Employment
              Agreement), Exhibit F (Form of Opinion of Counsel of DDI),
              Exhibit G (Form of Opinion of Counsel to Datum), Schedule I
              (Surviving Corporation Board of Directors and Officers), and
              Schedule II (DDI Stockholders) have been omitted pursuant to
              Rule 601(b)(2) of Regulation S-K. A copy of any Exhibit or
              Schedule will be submitted to the Commission supplementally upon request. (Incorporated by reference to the like
              referenced exhibit to the Registrant's Current Report on Form
              8-K, filed August 6, 1999.)

    27.3      Financial Data Schedule