Form 10-K405
period 1999-12-31
DATUM INC
filed 2000-03-29
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1999

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

Yes   [X]      No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 20, 2000, was approximately $145,209,957

The number of outstanding shares of the Registrant's Common Stock as of March 20, 2000 was 5,897,138.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2000 (to be filed with the Commission within 120 days of December 31, 1999): Part III, Items 10-13.

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

        e-Business

        The Datum e-Business mission is to build Information Technology (IT) solutions that meet increasing demand for secure and auditable electronic timestamps, synchronized IT business infrastructures and secure information distribution. The Internet is rapidly accelerating the transformation of "paper to bits" for organizations and is creating operational, security, and auditing challenges that have never before arisen.

        The Company believes that as of today there is no basis for certifiable accurate time within the business world's vast network of computers. The ability to track an electronic transaction's time delivery is important because without the benefit of a secure and auditable time stamp, any transaction or log file has the potential to be questioned.

         An examination of physical evidence is needed in order to create an audit trail of Who, What, Where and When. In the paper world, a notary, a canceled check, or postage mark accomplished this. In the electronic world, the use of time stamping is widely used in conjunction with applications to tie together the who to the when, but there is no security associated with the time and no audit information with the time-stamp. Most time-stamps are derived from inaccurate and easily manipulated internal clocks on servers and network devices. Until recently, this has not been an issue, but with the rapid adoption of electronic commerce, the security and auditability of the present time-stamping methods are proving weak and inadequate.

        Trusted Time(TM) is a suite of products that will provide e-Business with a secure and auditable time stamp. Trusted Time enables any electronic transaction or log - from digital signatures to stock purchases to document filings to invoice payments - to have a certifiable, traceable, and verifiable time stamp. End-user organizations or Digital Trust Authorities will be able to deploy a world-class, secure time stamp solution within their IT infrastructure to create non-repudiatable electronic audit trail for time stamps.

        Trusted Time's security and audit features significantly improve the authenticity, traceability and verification of electronic time stamps. The Trusted Time solution is comprised of Datum's Trusted Master Clocks and Trusted Local Clocks, specialized software and secure network timing devices that will be linked to National Timing Authorities, such as the National Institute of Standards and Technology (NIST) in the U.S, the National Physics Laboratory
(NPL) in the United Kingdom, and the Products and Standards Bureau (PSB) in Singapore.

        Electronic transactions and logs now have a complex interdependency on multiple servers and network appliances. This complex environment is generating a need for all IT components participating in electronic business to have their internal clocks synchronized to a world standard time. Fortunately, through established international agreement, this time is available anywhere in the world and is referred to as UTC time or Universal Coordinated Time. Datum's TymServe NTP time-server product has been the pioneer solution for IT synchronization to UTC time and will continue its leadership role in the next generation adding even more timing and administration features.

        For the third consecutive year, the CSI/FBI Computer Crime and Security Survey found much of an organization's vulnerability is not from external sources but from within. The 1999 survey indicates insiders committed 55% of unauthorized access and 26% was theft of confidential information. The need for better protection of the electronic information is compelling.

        Datum's Confidential Courier product enables companies to securely distribute information assets over any media or channel, providing organizations with an easy and cost-effective way to distribute sensitive files to employees, customers and partners. The turnkey software lets companies control important parameters of file access, such as who can access which files at what times and with what application. A key component of controlling information access after a file reaches its recipient is time. Integration with Datum's e-Business solutions time references and time stamp technology will strengthen Confidential Courier's post receipt management benefits and tighten a firm's ability to securely control its own information.


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

        In addition to telecommunications applications, the Company's timing products help ensure that enterprise computing networks operate in a synchronized manner. The Company also provides quartz oscillators for a variety of satellite programs and test and measurement products used for a variety of applications, including missile guidance, geographic mapping and electric utility operations.

PRODUCTS

        Datum designs and manufacturers a broad line of time and frequency products for telecommunications systems, enterprise computing networks, e-business, satellites and a variety of other test and measurement applications. Datum's products generate highly precise timing and frequency information through the manipulation of cesium or rubidium atoms or quartz crystals, or by capturing cesium or rubidium-based signals from GPS satellite transmissions.

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

        e-Business Products

               Trusted Time-- Datum e-Business is developing a suite of products that provides e-businesses with secure and auditable time stamps. Trusted Time enables any electronic transaction - from digital signatures to stock purchases to document filings to invoice payments - to have a certifiable, traceable, and verifiable time stamp. Trusted Time's security and audit features significally improve the authenticity, traceability and verification of electronic time stamps. The Trusted Time solution is comprised of Datum's Trusted Master Clocks and Trusted Local Clocks, specialized software and secure network timing devices that will be linked to a National Timing Authority, such as the National Institute of Standards and Technology (NIST) in the U.S.

               Confidential Courier(R)-- Confidential Courier is data encryption software that provides an easy way for organizations to manage and secure their confidential, proprietary, and /or sensitive information. It uses powerful, industry-standard encryption algorithms from RSA to scramble data into ciphertext format, thus rendering it useless if accessed by an unauthorized party. Confidential Courier lets the user drag and drop files to easily create secure information packs - CourierPAKS - for distribution of proprietary information. A single CourierPAK can contain tens of thousands of files and be distributed to an unlimited number of clients.

               TymServe -- Tymserve NTP time servers enable companies to ensure the integrity of e-business operations through computer system and component synchronization. The TymServe network time server meets the rapidly evolving need for precise synchronization in TCP/IP enterprise and LAN networks. It operates as a rack-mounted, stand-alone time serving device providing UTC time within an organization's firewall. Offering a variety of time sources including GPS and dial-up services, as well as high performance crystal or very high performance rubidium oscillators, ensures systems are always synchronized to standard, UTC time.

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

        Research and development expenses totaled $15.2 million, $11.9 million and $10.7 million in 1999, 1998 and 1997, respectively.

CUSTOMERS

        A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies, Inc. ("Lucent"), accounted for approximately 33% and 34% of net sales for the years ended December 31, 1999 and 1998, respectively. The Company's five largest customers accounted for approximately 45% and 52% of net sales during the same period. The Company believes that its major customers continually evaluate whether to purchase time and frequency products from alternate or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, results of operations and financial condition.

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

        Export sales of the Company's products were approximately 25%, 24% and 19% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's total sales for the foreseeable future. As a result, the Company is subject to various risks, which include: economic instability in Asia; a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; health and safety requirements; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; restrictions against the repatriation of earnings; export control restrictions; overlapping or differing tax structures; political instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

        In the cellular and PCS markets, the Company competes primarily with Frequency Electronics, Inc., and various other quartz oscillator manufacturers. In the wireline market, the Company competes primarily with Symmetricom, Inc., and Oscilloquartz SA. In the enterprise computing market, the Company competes primarily with Tech-Sym Corp., Odetics, Inc. and True-Time, Inc. In the cesium standards market, the Company competes primarily with Hewlett-Packard and Frequency Electronics, Inc. In the rubidium oscillators market, the Company competes primarily with Frequency Electronics, Inc. In addition, certain companies, such as EG&G, Inc. that currently manufacture products exclusively for use in military applications, could enter commercial markets, and compete directly with the Company. In the e-Business market, the Company's pioneering efforts do not have defined competitors at this time. There can be no assurance that the Company will be able to complete successfully in the future against existing or new competitors, that new technologies will not reduce the demand for its products or that it will be able to adapt successfully to changes in the markets served by its products. In addition, there can be no assurance that competitive pressures will not cause the Company to reduce prices, which would negatively affect gross margins and could have a material adverse effect on the Company's results of operations and financial condition.

BACKLOG

        The Company's backlog of orders was approximately $29.7 million on December 31, 1999, compared to approximately $20.8 million a year earlier. The increase was primarily due to increased demand in both the wireless and wireline markets. The Company considers as backlog all orders that are expected to be shipped to customers within a 6-month period. As part of the Company's close working relationships with its major OEM customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their time and frequency product requirements and to inventory products at the Company's facilities for just-in-time delivery to the OEM customers. Therefore, although contracts with such customers typically specify aggregate volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only days or a few weeks prior to the required delivery date to the OEM customer. As a result of possible changes in product delivery schedules, cancellations of orders and potential delays in product shipments and orders received for products shipped in the same quarter, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period.

GOVERNMENT CONTRACTS

        The Company believes that approximately 10% of its sales in 1999 were made either directly to United States government agencies or indirectly to U.S. government agencies through subcontracts as compared to approximately 12% in 1998 and 13% in 1997 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the U.S. government.

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

MANUFACTURING

        The Company manufactures its products at its plants in Irvine and San Jose, California; Austin, Texas; Beverly, and Lexington, Massachusetts; and Hofolding, Germany. The Company's Irvine, Austin and Beverly facilities have received ISO 9001 certification, and the Company intends to seek such certification for its San Jose facility. The manufacturing process involves the assembly of numerous individual components by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company also manufactures the physics packages for its cesium and rubidium oscillators. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers. In some cases, as a result of customer requirements and the long manufacturing process of certain of the Company's products, the Company maintains up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory.

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

INTELLECTUAL PROPERTY RIGHTS

               The Company seeks to protect certain key technologies through U.S. and foreign patents and by maintaining such technologies as trade secrets. The Company has licenses under various other patents. While the Company believes that its patents and licenses have value, it does not regard any such patents or licenses as essential to its business or to the maintenance of its competitive position. Accordingly, the Company does not have any material patent protection on its technology. To the extent that it depends on proprietary information it primarily relies on the protections afforded to trade secrets. There can be no assurance that others will not independently develop or otherwise acquire equivalent technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on its business, operating results and financial condition.

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

EMPLOYEES

        The Company had 539 employees at December 31, 1999. None of the Company employees are represented by a union. The Company believes its relations with its employees are good.

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

Item 2. PROPERTIES

        The Company's Irvine, California, manufacturing and executive office facilities occupy an aggregate of 109,000 square feet in two sites under leases, each expiring July 31, 2005. The Company also operates at a facility located in San Jose, California, consisting of a 21,800 square foot engineering and manufacturing building, under a lease expiring on February 28, 2001. The Company has leased office facilities in Lexington, Massachusetts, consisting of 7,280 square feet, that expires on October 31, 2004. The Company also operates a facility located in Hofolding, Germany, consisting of an 8,600 square foot manufacturing facility, expiring on May 31, 2004. The Company owns its facility in Beverly, Massachusetts, comprised of a 32,000 square foot building located on approximately four acres of land. The Company also owns its facility in Austin, Texas, comprised of a 50,000 square foot building, located on approximately nine acres of land. The Company believes that its current facilities are adequate for its present level of operations.

Item 3. LEGAL PROCEEDINGS

        In late 1996, the Company received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., the Company's wireline operation ("Austron"), prior to the Company's acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner's claim that the soil at the site contains the same contaminants that were the focus of Austron's previous remediation efforts. In compliance with current law, the Company has established the extent of the site contamination, which contamination extends to adjoining properties owned by third parties. The Company believes that it will continue to incur monitoring costs for the next three years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the Company's exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners' claims or any related governmental action will not singly or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations, the Company does not believe the aggregated potential liability will have such an effect.

        The Company is also a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.


Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Registrant:

        Name                 Age       Positions and Offices with the Registrant
        ----                 ---       -----------------------------------------
Erik H. van der Kaay          59       President and Chief Executive Officer
                                       since April 1998. Prior to joining Datum,
                                       he served as Allen Telecom's Executive
                                       Vice President from 1997 to 1998 and a
                                       variety of senior positions from 1990 to
                                       1997. He was President and Chief
                                       Executive Officer of Millitech
                                       Corporation from 1988 to 1990. He
                                       currently serves on the Boards of RF
                                       Micro-Devices and TranSwitch Corporation.

Paul Baia                     47       Vice President of the Company since
                                       January 1996 and President of its
                                       Frequency Time Systems subsidiary since
                                       January 1996. From January 1990 to
                                       January 1996 he was General Manager of
                                       FTS. From March 1988 to January 1990 he
                                       was Director of Operations for FTS.

T. Mark Hastings              44       Vice President of the Company and
                                       President of Datum's eBusiness Solutions
                                       unit since July 1999. From September 1992
                                       to July 1999, he served as President, CEO
                                       and Chairman of Digital Delivery, Inc.
                                       From October 1990 to September 1992, he
                                       was President, CEO and Chairman of
                                       Strategic Business Partners, Inc. From
                                       January 1988 to October 1990, he was Vice
                                       President of Sales and Marketing at
                                       Custom Applications, Inc.

Michael J. Patrick            43       Vice President of the Company and
                                       President of the Company's Efratom Time
                                       and Frequency Products, Inc. subsidiary
                                       since October 1999. He also served as
                                       Executive Vice President of Operations
                                       from March 1999 to October 1999, and was
                                       Vice President of Operations from
                                       February 1998 to May 1998 for the
                                       Company. From 1980 to 1998 he worked at
                                       Interstate Electronics where he served as
                                       Vice President Operations.

John (Jack) R. Rice           55       Vice President of the Company since April
                                       1994 and President of the Company's
                                       Austron, Inc. subsidiary since May 1995.
                                       He also served as President of the
                                       Company's Efratom Time & Frequency
                                       Products, Inc. subsidiary from April 1998
                                       to March 1999. From April 1994 to May
                                       1995 he was General Sales Manager of the
                                       Company. From 1987 to 1994, he served as
                                       Director of North American Sales and of
                                       OEM Sales for Emulex Corporation, a
                                       computer hardware manufacturing company.

Raymond L. Waguespack         68       Vice President of the Company since 1989
                                       and Secretary of the Company from October
                                       1993 to July 1994 and Vice President,
                                       International Sales since April 1996. He
                                       was President of the Company's Timing
                                       Division from October 1993 through April
                                       1996. From April 1993 to September 1993,
                                       he served as International Sales and
                                       Marketing Manager of the Timing Division.
                                       From September 1989 to March 1993, Mr.
                                       Waguespack served as President of TCXO
                                       Enterprises, formerly Spectrum
                                       Technology, Inc., a former subsidiary of
                                       the Company, which manufactured quartz
                                       oscillators.

David A. Young                56       Vice President, Chief Financial Officer,
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

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

    Shares of the Company's common stock are traded on The NASDAQ Stock Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of common stock of the Company as reported on The NASDAQ Stock Market for each quarter of the two most recent fiscal years:

                                                            HIGH          LOW
                                                            ----          ---
YEAR ENDED DECEMBER 31, 1999
1st Quarter........................................        9             6-1/4
2nd Quarter........................................       12-13/16       6-9/32
3rd Quarter........................................       11-1/16        6-5/8
4th Quarter........................................       10-5/16        6

YEAR ENDED DECEMBER 31, 1998
1st Quarter........................................       18-1/2        12
2nd Quarter........................................       18-1/8        13
3rd Quarter........................................       18-1/8         6-1/4
4th Quarter........................................        9-3/4         5-5/16

        It is the policy of the Company to retain earnings to finance the future growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's existing credit arrangements restrict the Company from paying cash dividends.


       At March 20, 2000, there were 356 stockholders of record.

Item 6. SELECTED FINANCIAL DATA

       The following selected consolidated financial data has been derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheet at December 31, 1999 and 1998 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1999 and notes thereto appear elsewhere in this Report.


                                                                                Year Ended December 31,
                                                      ---------------------------------------------------------------------------
                                                         1999             1998            1997           1996           1995(1)
                                                      -----------     -----------     -----------     -----------     -----------
                                                                   (In thousands, except share and per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales ........................................    $   100,168     $   101,233     $   114,092     $    91,854     $    67,257
  Costs and expenses:
     Cost of goods sold ..........................         60,097          65,172          68,235          56,285          40,010
     Selling .....................................         14,475          15,003          15,808          12,182           9,836
     Product development .........................         15,237          11,903          10,650           7,667           7,087
     General and administrative (2)(3) ...........         10,842           9,946           9,479          10,127           8,460
                                                      -----------     -----------     -----------     -----------     -----------
     Operating income (loss) .....................           (483)           (791)          9,920           5,593           1,864
                                                      -----------     -----------     -----------     -----------     -----------
     Interest expense ............................          1,919           2,051           2,085           2,255           1,667
     Interest income .............................           (524)           (434)           (349)             (7)            (17)
                                                      -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes ................         (1,878)         (2,408)          8,184           3,345             214
Income tax provision (benefit) ...................           (728)           (951)          3,355           1,371             154
                                                      -----------     -----------     -----------     -----------     -----------
Net income (loss) ................................    $    (1,150)    $    (1,457)    $     4,829     $     1,974     $        60
                                                      ===========     ===========     ===========     ===========     ===========
Net income (loss) per share:
     Basic .......................................    $      (.20)    $      (.27)    $       .97     $       .49     $       .02
                                                      ===========     ===========     ===========     ===========     ===========
     Diluted .....................................    $      (.20)    $      (.27)    $       .90     $       .46     $       .02
                                                      ===========     ===========     ===========     ===========     ===========
Shares used in per share calculation:
     Basic .......................................      5,663,146       5,414,075       4,973,228       4,061,014       3,713,710
                                                      ===========     ===========     ===========     ===========     ===========
     Diluted .....................................      5,663,146       5,414,075       5,389,862       4,253,019       3,954,307
                                                      ===========     ===========     ===========     ===========     ===========

                                                                                      December 31,
                                                      ---------------------------------------------------------------------------
                                                         1999            1998             1997            1996            1995
                                                      -----------     -----------     -----------     -----------     -----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital ..................................    $    42,017     $    46,089     $    47,482     $    26,029     $    12,310
Total assets .....................................         87,782          86,920          85,746          68,688          66,137
Long-term debt ...................................         11,671          14,533          17,418          17,318           7,938
Stockholders' equity .............................         58,320          56,978          56,844          34,623          31,313
                                                      ===========     ===========     ===========     ===========     ===========

----------

1 In March 1995, the Company acquired Efratom Time and Frequency Products, Inc. and Datum GmbH (formerly Efratom Elektronik GmbH). As a result of the acquisition, the Company experienced an increase in all categories of sales and expenses.

2 Includes $1.5 million, $1.5 million, $1.5 million, $1.5 million and $1.1 million for 1999, 1998, 1997, and 1996, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

3 Includes $545 thousand in 1999 of amortized goodwill relating to the purchase of Digital Delivery on July 29, 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

        Datum designs, manufactures and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks, e-business, and a wide variety of space, scientific and industrial test and measurement applications.

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

        Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, e-business, satellites and in a variety of other test and measurement and e-business applications. Net sales for the Company decreased by 1.1% from $101.2 million in 1998 to $100.2 million in 1999. Wireline telecommunications sales increased by 25.7% in 1999, offset by decreased sales in the cellular and PCS wireless telecommunications market. Net sales for the Company decreased by 11.3% from $114.1 million in 1997 to $101.2 million in 1998. Softness in the cellular and PCS wireless telecommunications market throughout 1998 accounted for the reduction. However, it was partially offset by the growth of nearly 36.2% in the Company's wireline telecommunications sales.

        A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technology, accounted for approximately 33%, 34%, and 38% of net sales for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Further, the Company's five largest customers, including Lucent, accounted for approximately 45%, 52%, and 58% of net sales during the same periods. The reduction in orders by, or loss of any major customer could adversely affect the Company's business, financial condition and results of operations.

        Direct and indirect sales to the United States government decreased by 20.5% from $12.5 million in 1998 to $9.9 million in 1999, constituting approximately 12.3% and 9.9% of net sales. Direct and indirect sales to the United States government decreased by 16.6% from $15.1 million in 1997 to $12.5 million in 1998, constituting approximately 13.2% and 12.3% of net sales, respectively. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract.

        Gross Margins. Gross margins are derived from net sales and cost of goods sold, which consists primarily of raw materials, labor, overhead and warranty costs. Gross margins were 40.0% and 35.6% in 1999 and 1998, respectively. The increase in gross margin in 1999 was primarily the result of increased gross margins in the wireline telecommunication, enterprise computing, and satellite markets. A decrease in lower margin sales in the wireless telecommunication market also contributed to the increase in gross margin. Gross margins were 35.6% and 40.2% in 1998 and 1997, respectively. The decrease in gross margin in 1998 was primarily the result of decreased sales in the wireless telecommunications market and continual price pressures on these products. Gross margins were adversely affected in each year as a result of Lucent accounting for an increased percentage of the Company's net sales and price reductions on certain products purchased by Lucent pursuant to the terms of an agreement with the Company. Gross margins can be adversely affected by a number of factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the Company's rescheduling of customers' orders.

        Selling Expense. Selling expense consists primarily of salaries and other expenses of its sales and marketing personnel, along with sales commissions paid to the Company's third-party representatives and distributors. Selling expense as a percentage of net sales was 14.5% and 14.8% in 1999 and 1998, respectively. Selling expense decreased by 3.5% to $14.5 million in 1999 from $15.0 million in 1998, primarily from the reduction in commissions where the Company replaced outside sales representatives with internal sales staff.

        Selling expense as a percentage of net sales was 14.8% and 13.9% in 1998 and 1997, respectively. Selling expense decreased by 5.1% from $15.8 million in 1997 to $15.0 million in 1998, primarily from the reduction in commissions on decreased net sales.

        Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense increased 28.0% from $11.9 million in 1998 to $15.2 million in 1999, representing 11.8% and 15.2% of net sales, respectively. Product development expense increased 11.8% from $10.7 million in 1997 to $11.9 million in 1998, representing 9.3% and 11.8% of net sales, respectively. The increases reflect the continual emphasis on new product design and enhancement of current products.

         Although the Company maintains an active development program to improve its product offerings, there can be no assurance that such efforts will be successful, that its new products will be developed on a timely basis or will achieve customer acceptance. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could adversely affect the Company's business, operating results and financial condition.

        General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expenses increased by 9.0% from $9.9 million in 1998 to $10.8 million in 1999, and increased as a percentage of net sales from 9.8% in 1998 to 10.8% in 1999. This increase included legal and other expenses related to an unsolicited merger proposal and a receivable write-off related to bankruptcy of a telecom customer, both in the fourth quarter; an accrual for compliance costs related to a prior disclosed environmental issue at a previous Austin facility; and costs related to a potential acquisition no longer pursued. General and administrative expense increased by 4.9% from $9.5 million in 1997 to $9.9 million in 1998, and increased as a percentage of net sales from 8.3% in 1997 to 9.8% in 1998. Hiring and moving costs along with overlapping transition salaries for two CEO's accounted for the increased costs in 1998. Such expenses include $2.1 million, $1.5 million and $1.5 million for 1999, 1998 and 1997, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom and the July 1999 acquisition of Digital Delivery.

        Interest, Net. Interest decreased by 13.7% from $1.6 million in 1998 to $ 1.4 million in 1999, primarily the result of the reduced debt level in 1999. Interest decreased by 5.9% from $1.7 million in 1997 to $1.6 million in 1998, as a result of increased cash investment balances in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. In addition, on April 2, 1997, the Company completed a follow-on public offering of 1,035,000 shares of its common stock, raising net proceeds of approximately $14.2 million. Cash provided by operations was approximately $5.5 million in 1999, compared to approximately $6.4 million in 1998, and cash used for operations of approximately $4.9 million in 1997. The increase in cash for the year ended December 31, 1999, primarily resulted from decreased inventory and increased accounts payable balances, offset by an increase in accounts receivable. The increase in cash for the year ended December 31, 1998, was primarily the result of a decrease in inventory offset by a net loss for the year. Cash flows in 1997 were adversely affected by increasing inventories due to lower than planned revenues.

        Capital expenditures were approximately $2.4 million, $2.7 million, and $4.5 million in 1999, 1998, and 1997, respectively. The increase in 1997 was primarily the result of the need to provide manufacturing test equipment for the increased volumes produced in 1997.

        At December 31, 1999, the Company had working capital of $42.0 million and a current ratio of 3.7:1, compared to working capital of $46.1 million and a current ratio of 4.6:1, at December 31, 1998. The decrease in working capital was primarily the result of the decrease in inventories of approximately $2.7 million in 1999, decreased cash of $2.0 million, and increased accounts payable balances of $2.5 million in 1999. This was offset by an increased accounts receivable balance of approximately $3.6 million.

        The Company's credit facility includes: (i) $6.0 million of Series A Senior Secured promissory notes maturing September 27, 2000, bearing interest at the rate of 9.07% on the unpaid principal, payable quarterly, with the principal repaid in equal installments of $1.5 million on March 27 and September 27 of each year, commencing March 27, 1999; and (ii) $12.0 million of Series B Senior Secured promissory notes maturing September 27, 2003, bearing interest at the rate of 10.25% on the unpaid principal, payable quarterly, with the principal repaid in equal installments of $2.0 million on March 27 and September 27 of each year, commencing March 27, 2001. In addition, in connection with the issuance of these promissory notes, the Company issued to The Prudential Insurance Company of America common stock warrants which currently allow for the purchase of 176,303 shares of common stock at an exercise price per share of $11.415.

         The maturity date of the revolving component of the Company's line of credit with Wells Fargo Bank has been extended to June 15, 2001 in a principal amount not to exceed $10.0 million and bearing interest at Wells Fargo's prime rate or at LIBOR plus 2.75%. Under both the Wells Fargo credit facility and the senior secured promissory notes, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred. The Company currently is in compliance or has received waivers on all such covenants and restrictions.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held June 8, 2000 to be filed with the Commission on or before May 1, 2000. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 8, 2000 to be filed with the Commission on or before May 1, 2000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 8, 2000 to be filed with the Commission on or before May 1, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 8, 2000 to be filed with the Commission on or before May 1, 2000.

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

(b)   Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the last quarter of the period covered by this Report.

      (1) Current Report on Form 8-K, dated November 17, 1999, describing four amendments to the Company's bylaws. The Current Report did not contain financial statements. The first amendment provides that special meetings of the Company's stockholders may be called only by a majority of the Board of Directors, the Chairman of the Board of the President. The second amendment provides that with respect to stockholder action without a meeting, the Board of Directors may fix a record date which shall not be more than ten days after the date upon which the resolution fixing the record ate is adopted by the Board of Directors. The third amendment adds a section to the bylaws providing that any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at an annual meeting of stockholders, but only if written notice of such intent has been received by the Secretary of the Corporation not less than 60 or more than 90 days prior to the first anniversary of the preceding year's annual meeting of stockholders. The fourth amendment adds a section to the bylaws which provides that at any meeting of the stockholders, only such business shall be conducted as shall have been properly brought before such a meeting. The amendment also prohibits stockholder proposals at special meetings of the stockholders. The foregoing description of the bylaw amendments is qualified in its entirety by reference to the full text of the Company's Current Report on Form 8-K dated November 17, 1999.

      (2) Current Report on Form 8-K, dated December 7, 1999, describing an amendment to the Company's Certificate of Incorporation and an amendment to the Company's bylaws. The Current Report did not contain financial statements. The amendment to the Certificate of Incorporation required approval by a majority of the Company's issued and outstanding shares in order to become effective, and the amendment to the Bylaws was effective immediately but automatically expired when the special meeting of the Company' stockholders required to be called for the purpose of approving the amendment to the Certificate of Amendment was not held. The foregoing description of the amendments to the Certificate of Incorporation and bylaws is qualified in its entirety by reference to the full text of the Company's Current Report on Form 8-K, dated December 7, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 29th day of March, 2000.

                                        DATUM INC.

                                            By   /s/ Erik H. van der Kaay
                                                --------------------------------
                                                 Erik H. van der Kaay
                                                 President and Director

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

/s/ Erik H. van der Kaay           President, CEO, Chairman                        March 29, 2000
------------------------------     (Principal Executive Officer)
Erik H. van der Kaay

/s/ David A. Young                 Chief Financial Officer                         March 29, 2000
------------------------------     (Principal Financial and Accounting Officer)
David A. Young

/s/ Elizabeth A. Fetter            Director                                        March 29, 2000
------------------------------
Elizabeth A. Fetter

 /s/ G. Tilton Gardner             Director                                        March 29, 2000
------------------------------
G. Tilton Gardner

 /s/ R. David Hoover               Director                                        March 29, 2000
------------------------------
R. David Hoover

 /s/ Louis B. Horwitz              Director                                        March 29, 2000
------------------------------
Louis B. Horwitz

 /s/ Dan L. McGurk                 Director                                        March 29, 2000
------------------------------
Dan L. McGurk

 /s/ Michael M. Mann               Director                                        March 29, 2000
------------------------------
Michael M. Mann

/s/ Edward A. Money                Director                                        March 29, 2000
------------------------------
Edward A. Money

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

                                                                                 Page references
                                                                                 ---------------

                                                                                       Form
                                                                                       10-K
                                                                                       ----
The information under the following captions, is included herein:

     Financial Statements

     Report of independent accountants..................................................F-1

     Consolidated balance sheet at December 31,
       1999 and 1998....................................................................F-2

     Consolidated statement of operations for each
       of the three years in the period ended
       December 31, 1999................................................................F-3

     Consolidated statement of stockholders' equity
       for each of the three years in the period
       ended December 31, 1999..........................................................F-4

     Consolidated statement of cash flows for each
       of the three years in the period ended
       December 31, 1999................................................................F-5

     Notes to consolidated financial statements.........................................F-6


     Financial Statement Schedules

     VIII - Valuation and Qualifying Accounts...........................................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Datum Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
February 17, 2000

                           DATUM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         DECEMBER 31,
                                                                                    ---------------------
                                                                                      1999         1998
                                                                                    --------     --------
ASSETS
Current assets:
  Cash and cash equivalents ....................................................    $  8,271     $ 10,307
  Accounts receivable, less allowance for doubtful accounts of $561 and
     $153 ......................................................................      22,927       19,327
  Inventories ..................................................................      21,811       24,555
  Prepaid expenses .............................................................         495          479
  Deferred income taxes ........................................................       3,359        3,056
  Income tax refund receivable .................................................         463        1,190
                                                                                    --------     --------
          Total current assets .................................................      57,326       58,914
Land, buildings and equipment, net .............................................      14,759       16,048
Excess of purchase price over net assets acquired, net of accumulated
  amortization of $5,285 and $3,845 ............................................      14,722       11,231
Other assets ...................................................................         975          727
                                                                                    --------     --------
                                                                                    $ 87,782     $ 86,920
                                                                                    ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................    $  6,706     $  4,241
  Accrued salaries and wages ...................................................       2,269        2,485
  Accrued warranty .............................................................       1,635        1,498
  Other accrued expenses .......................................................       1,144        1,287
  Income taxes payable .........................................................         553          289
  Current portion of long-term debt ............................................       3,002        3,025
                                                                                    --------     --------
          Total current liabilities ............................................      15,309       12,825
                                                                                    --------     --------
Long-term debt .................................................................      11,671       14,533
                                                                                    --------     --------
Post-retirement benefits .......................................................       1,034          818
                                                                                    --------     --------
Other long-term liabilities ....................................................         418          144
                                                                                    --------     --------
Deferred income taxes ..........................................................       1,030        1,622
                                                                                    --------     --------
Stockholders' equity:
  Preferred stock, par value $.25 per share
     Authorized - 1,000,000 shares
     Issued none
  Common stock, par value $.25 per share
     Authorized 10,000,000 shares
     Issued 5,854,997 shares in 1999 and 5,505,843 shares in 1998 ..............       1,464        1,376
  Additional paid-in capital ...................................................      47,709       44,941
  Retained earnings ............................................................      10,178       11,328
  Unamortized stock compensation ...............................................        (309)        (368)
  Accumulated other comprehensive income .......................................        (722)        (299)
                                                                                    --------     --------
          Total stockholders' equity ...........................................      58,320       56,978

Commitments (Note H)
                                                                                    --------     --------
                                                                                    $ 87,782     $ 86,920
                                                                                    ========     ========


                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                          YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1999            1998            1997
                                                 -----------     -----------     -----------
Net sales ...................................    $   100,168     $   101,233     $   114,092
                                                 -----------     -----------     -----------
Costs and expenses:
  Cost of goods sold ........................         60,097          65,172          68,235
  Selling ...................................         14,475          15,003          15,808
  Product development .......................         15,237          11,903          10,650
  General and administrative ................         10,842           9,946           9,479
  Interest expense ..........................          1,919           2,051           2,085
  Interest income ...........................           (524)           (434)           (349)
                                                 -----------     -----------     -----------
                                                     102,046         103,641         105,908
                                                 -----------     -----------     -----------
Income (loss)  before income taxes ..........         (1,878)         (2,408)          8,184
Income tax provision (benefit) ..............           (728)           (951)          3,355
                                                 -----------     -----------     -----------
Net income (loss) ...........................    $    (1,150)    $    (1,457)    $     4,829
                                                 ===========     ===========     ===========
Net income (loss) per share:
  Basic .....................................    $      (.20)    $      (.27)    $       .97
                                                 ===========     ===========     ===========
  Diluted ...................................    $      (.20)    $      (.27)    $       .90
                                                 ===========     ===========     ===========
Shares used in per share calculation:
  Basic .....................................      5,663,146       5,414,075       4,973,228
                                                 ===========     ===========     ===========
  Diluted ...................................      5,663,146       5,414,075       5,389,862
                                                 ===========     ===========     ===========


                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                             ACCUMULATED
                                                                                                               OTHER
                                                                        ADDITIONAL             UNAMORTIZED  COMPREHENSIVE
                                                                          PAID-IN   RETAINED      STOCK        INCOME
                                                      COMMON STOCK        CAPITAL   EARNINGS   COMPENSATION    (LOSS)       TOTAL
                                                  --------------------- ----------  ---------  ------------ ------------- ---------
Balances at December 31, 1996 ..................  4,091,291   $   1,023  $  25,845  $   7,956           --    $    (201)  $  34,623
  Issuance of common stock under
    401(k) and ESP plans .......................     31,744           7        688                                              695
  Exercise of stock options ....................    174,825          44      1,155                                            1,199
  Income tax benefit from stock
    options exercised ..........................                             1,646                                            1,646
  Issuance of common stock, net of
    costs incurred .............................  1,035,000         259     13,897                                           14,156
  Comprehensive income:
   Cumulative translation adjustment ...........                                                                   (304)       (304)
   Net income ..................................                                        4,829                                 4,829
                                                                                                                          ---------
  Total comprehensive income ...................                                                                              4,515
                                                  ---------   ---------  ---------  ---------    ---------    ---------   ---------
Balances at December 31, 1997 ..................  5,332,860       1,333     43,231     12,785           --         (505)     56,844
  Issuance of common stock under
    401(k) and ESP plans .......................    100,733          25        970                                              995
  Exercise of stock options ....................     42,250          11        208                                              219
  Income tax benefit from restricted
    stock issued and stock options exercised ...                               127                                              127
  Issuance of restricted stock .................     30,000           7        405               $    (412)                      --
Amortization of stock compensation .............                                                        44                       44
  Comprehensive income:
   Cumulative translation adjustment ...........                                                                    206         206
   Net loss ....................................                                       (1,457)                               (1,457)
                                                                                                                          ---------
  Total comprehensive income (loss) ............                                                                             (1,222)
                                                  ---------   ---------  ---------  ---------    ---------    ---------   ---------
Balances at December 31, 1998 ..................  5,505,843       1,376     44,941     11,328         (368)        (299)     56,978
  Issuance of common stock under
    401K and ESP Plans .........................    114,877          29        796                                              825
  Exercise of stock options ....................     20,000           5         81                                               86
  Income tax benefit from stock
    Options issued .............................                                30                                               30
  Amortization of stock compensation ...........                                                        59                       59
  Acquisition of Digital Delivery ..............    214,277          54      1,861                                            1,915
  Comprehensive income:
       Cumulative translation adjustment .......                                                                   (423)       (423)
       Net loss ................................                                       (1,150)                               (1,150)
                                                                                                                          ---------
   Total comprehensive income (loss)  ..........                                                                             (1,573)
                                                  ---------   ---------  ---------  ---------    ---------    ---------   ---------
 Balances at December 31, 1999 .................  5,854,997   $   1,464  $  47,709  $  10,178    $    (309)   $    (722)  $  58,320
                                                  =========   =========  =========  =========    =========    =========   =========


                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1999         1998         1997
                                                                          --------     --------     --------
Cash flows from operating activities:
  Net income (loss) ..................................................    $ (1,150)    $ (1,457)    $  4,829
                                                                          --------     --------     --------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
       Depreciation and amortization .................................       3,913        3,636        3,152
       Amortization of goodwill ......................................       1,439          894          894
       Contribution of shares of common stock to the Company's
          401(k) plan ................................................         603          706          628
       Amortization of stock compensation ............................          59           44           --
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ......................      (3,585)      (4,284)       1,773
     (Increase) decrease in inventories ..............................       2,743        6,664      (11,949)
     (Increase) decrease in prepaid expenses .........................         (14)        (116)          62
     Decrease in income tax refund receivable ........................         727          258           --
     (Increase) decrease in deferred income taxes ....................        (895)        (609)         187
     Increase in other assets ........................................        (282)        (416)         (26)
     Increase (decrease) in accounts payable .........................       1,744          899       (4,199)
     Increase (decrease) in accrued expenses .........................        (235)        (297)         320
     Increase (decrease) in income taxes payable .....................         264          289         (724)
     Increase (decrease) in other long-term liabilities ..............         (18)          16          (30)
     Increase in post-retirement benefits ............................         216          216          156
                                                                          --------     --------     --------
  Total reconciling items ............................................       6,679        7,900       (9,756)
                                                                          --------     --------     --------
  Net cash provided by (used for) operating activities ...............       5,529        6,443       (4,927)
                                                                          --------     --------     --------
Cash flows from investing activities:
  Book value of equipment disposals ..................................          --           55           50
  Capital expenditures ...............................................      (2,359)      (2,699)      (4,494)
  Payment for acquisition, net of cash acquired ......................      (2,111)          --       (1,270)
  Other ..............................................................        (407)         203         (292)
                                                                          --------     --------     --------
  Net cash used in investing activities ..............................      (4,877)      (2,441)      (6,006)
                                                                          --------     --------     --------
Cash flows from financing activities:
  Reductions of line of credit .......................................          --           --          (21)
  Repayment of long-term debt and notes payable ......................      (3,025)         (22)         (38)
  Proceeds from issuance of common stock .............................          --           --       14,156
  Proceeds from exercise of stock options and ESP plans ..............         337          508        1,266
                                                                          --------     --------     --------
  Net cash provided by (used for) financing activities ...............      (2,688)         486       15,363
                                                                          --------     --------     --------
Net increase (decrease) in cash and cash equivalents .................      (2,036)       4,488        4,430
Cash and cash equivalents at beginning of year .......................      10,307        5,819        1,389
                                                                          --------     --------     --------
Cash and cash equivalents at end of year .............................    $  8,271     $ 10,307     $  5,819
                                                                          ========     ========     ========


                 See Notes to Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories comprise the following:

                                                     DECEMBER 31,
                                                --------------------
                                                 1999         1998
                                                -------      -------
            Purchased parts ..............      $ 8,720      $ 7,156
            Work-in-process ..............        8,082       10,524
            Finished products ............        5,009        6,875
                                                -------      -------
                                                $21,811      $24,555
                                                =======      =======

     Land, Buildings and Equipment: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following:

                                                                 DECEMBER 31,
                                                             --------------------       DEPRECIABLE
                                                              1999         1998            LIFE
                                                             -------      -------      --------------
Land ..................................................      $ 2,040      $ 2,040
Buildings .............................................        5,210        5,060      30 to 40 years
Equipment .............................................       21,974       20,450      3 to 10 years
Leasehold improvements ................................        1,185        1,149      5 to 10 years
                                                             -------      -------
                                                              30,409       28,699
Less accumulated depreciation and  amortization .......       15,650       12,651
                                                             -------      -------
                                                             $14,759      $16,048
                                                             =======      =======

    Expenditures for maintenance and repairs are charged directly to income, and betterments and major renewals are capitalized.

     Excess of Purchase Price Over Fair Value of Net Assets of Businesses
Acquired: The excess of the purchase price of businesses or assets acquired over the fair value of the net assets ("goodwill") is amortized over varying periods ranging from 4 to 40 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

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

     Consolidated Statement of Cash Flows: For purposes of the consolidated statement of cash flows, cash equivalents include highly liquid investments, with an original maturity of less than three months. Cash paid for interest totaled $1,711, $ 1,805 and $2,019 in 1999, 1998 and 1997, respectively. Cash paid for income taxes totaled $222, $315 and $3,935 in 1999, 1998 and 1997, respectively. Significant non-cash transactions affecting the Company's accounts consisted of tax benefits from the exercise of common stock options of $30, $127 and $1,646 in 1999, 1998 and 1997, respectively.

     Stock Options and Awards: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Bulletin No. 25. See the disclosures in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123) in Note E.

     Net Income Per Share: Effective in the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires dual presentation of Net income per share-Basic and Net income per share-Diluted. Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Net income per share-Diluted reflects the potential dilution that could occur if stock options were exercised. In 1999 and 1998, the Company did not include potential common stock in the calculation of Net income per share -- Diluted as such inclusion would have an anti-dilutive effect. Net income per share is calculated as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                      1999             1998             1997
                                                   ----------       ----------       ----------
Net income (loss) ...........................      $   (1,150)      $   (1,457)      $    4,829
                                                   ==========       ==========       ==========
Shares outstanding - Basic ..................       5,663,146        5,414,075        4,973,228
Effect of dilutive securities:
    Warrants ................................              --               --           89,200
    Stock options ...........................              --               --          327,434
                                                   ----------       ----------       ----------
Shares outstanding - Diluted ................       5,663,146        5,414,075        5,389,862
                                                   ==========       ==========       ==========
Net income (loss) per share - Basic .........      $     (.20)      $     (.27)      $      .97
                                                   ==========       ==========       ==========
Net income (loss) per share - Diluted .......      $     (.20)      $     (.27)      $      .90
                                                   ==========       ==========       ==========


     Because the effect would have been anti-dilutive, stock options totaling 134,957 and 87,461 in 1999 and 1998, and warrants totaling 21,093 in 1998 have been excluded from the computation of diluted earnings per share.

     Disclosures About Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

     Comprehensive Income: Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of comprehensive income other than net incomes of the Company is currency translation adjustments.

     Foreign Currency Translation: Assets and liabilities of the Company's German subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income.

     Concentration of Credit Risk: A small number of customers accounts for a substantial portion of the Company's net sales, and therefore also represents a substantial amount of receivables at any point in time. As of December 31, 1999, one customer accounted for approximately 18% of accounts receivables and four others collectively accounted for approximately 9% . The Company performs regular credit evaluations of its customers and has not experienced any significant credit losses.

     New Accounting Pronouncements: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133; Accounting for Derivative instruments and Hedging Activities ("SFAS 133") SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

 NOTE B DEBT

    Long-term obligations outstanding are as follows:

                                                                                   DECEMBER 31,
                                                                             -----------------------
                                                                               1999           1998
                                                                             --------       --------
$6,000 Series A Senior Secured Notes (net of discount of $49), principal due semi-annually beginning March 27, 1999, to
  September 27, 2000, with interest payable quarterly at 9.07%,
  secured by all assets ...............................................      $  2,951       $  5,843
$12,000 Series B Senior Secured Notes (net of discount of $281), principal due semi-annually beginning March 27, 2001, to
  September 27, 2003, with interest payable quarterly at 10.25%,
  secured by all assets ...............................................        11,719         11,687
Capital equipment leases for machinery and equipment with
  interest at 11.59% maturing in 2001 .................................             3             28
                                                                             --------       --------
Total debt ............................................................        14,673         17,558
  Less current portion ................................................        (3,002)        (3,025)
                                                                             --------       --------
Long-term debt, less current portion ..................................      $ 11,671       $ 14,533
                                                                             ========       ========

     Aggregate maturities of long-term debt before debt discount at December 31, 1999 are as follows:


                   2000 ........................      $ 3,002
                   2001 ........................        4,001
                   2002 ........................        4,000
                   2003 ........................        4,000

                   2004 ........................           --
                                                      -------
                            Total ..............      $15,003
                                                      =======

    The Company's current two-year revolving line of credit was renewed on June 15, 1999 at an amount not to exceed $10,000. Interest is payable at prime or at LIBOR plus 2.75% (8.5% at December 31, 1999). The line is secured by all assets of the Company. No amounts were outstanding under this line at December 31, 1999 and 1998.

     The Company issued common stock warrants in connection with the Series A and Series B Senior Secured Notes allowing for the purchase of up to 175,000 shares of common stock at an exercise price of $11.50 per share. The common stock warrants, which were valued by the Company at $785, have been reflected as debt discount and amortized as additional interest expense. As a result of the Company's follow-on public offering in 1997 and the acquisition of Digital Delivery in 1999, the warrants were adjusted to allow for the purchase of 176,303 shares of common stock at an adjusted exercise price of $11.415. The value of the common stock warrants is included in additional paid-in capital.

     The current credit agreements impose operating and financial restrictions on the Company, including a requirement to maintain certain financial ratios and a certain profitability level. Such restrictions affect, and in some respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, engage in mergers and acquisitions, transfer assets, make certain capital expenditures and pay dividends. At December 31, 1999, the Company was not in compliance with the line of credit agreement due to a financial ratio covenant related to profitability level. The Company has received a waiver for the non-compliance.

NOTE C INCOME TAXES


     In 1999, 1998, and 1997, pretax income (loss) was attributed to the following jurisdictions:

                                        1999          1998          1997
                                       -------       -------       -------
      Domestic Operations .......       $(2095)      $(2,696)      $ 8,094
      Foreign Operations ........          217           288            90
                                       -------       -------       -------
      Total .....................      $(1,878)      $(2,408)      $ 8,184
                                       =======       =======       =======

     The income tax provision (benefit) comprises the following:

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                    1999          1998          1997
                                                   -------       -------       -------
Provision (benefit) for income taxes:
  Current:
     Federal ................................      $  (613)      $  (682)      $ 2,587
     State ..................................          682           210           537
     Foreign ................................           98           130            44
                                                   -------       -------       -------
                                                       167          (342)        3,168
                                                   -------       -------       -------
  Deferred:
     Federal ................................         (207)         (336)          223
     State ..................................         (688)         (273)          (36)
                                                   -------       -------       -------
                                                      (895)         (609)          187
                                                   -------       -------       -------
                                                   $  (728)      $  (951)      $ 3,355
                                                   =======       =======       =======

     The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable as shown above by $30, $127 and $1,646 in 1999, 1998 and 1997, respectively. Such benefit was credited to additional paid in capital.

     The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                              1999                      1998                      1997
                                                      --------------------      --------------------      --------------------
                                                                   Pretax                    Pretax                    Pretax
                                                      Amount       Income       Amount       Income       Amount       Income
                                                      -------      -------      -------      -------      -------      -------
Computed expected tax expense (benefit) ..........    $  (640)       (34.0%)    $  (819)       (34.0%)    $ 2,809         35.0%
State income tax (benefit), net of federal
  income tax effect ..............................       (127)        (6.8%)        (63)        (2.6%)        326          4.0%
Amortization of excess of purchase price
  over net assets acquired .......................        209         11.0%          31          1.2%          27          0.3%
Foreign earnings taxed at different  rates .......         22          1.2%          28          1.2%         (12)        (0.2%)
Research and development tax credits .............       (242)       (12.9%)       (123)        (5.1%)       (150)        (1.8%)
Other ............................................         50          2.8%          (5)        (0.2%)        355          4.3%
                                                      -------      -------      -------      -------      -------      -------
                                                      $  (728)       (38.7%)    $  (951)       (39.5%)    $ 3,355         41.0%
                                                      =======      =======      =======      =======      =======      =======

     The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:

                                               DECEMBER 31,
                                            ----------------
                                             1999      1998
                                            ------    ------
Deferred tax assets:
  Inventory ............................    $1,522    $2,018
  Accruals and reserves ................     2,247     1,338
  Net operating loss carryovers ........       246       135
   Tax credits .........................       580       225
                                            ------    ------
                                             4,595     3,716

Deferred tax liabilities:
  Property, plant and equipment ........     2,237     2,235
  Other ................................        29        47
                                            ------    ------
                                             2,266     2,282
                                            ------    ------
                                            $2,329    $1,434
                                            ======    ======

     The Company has California and New Jersey net operating loss carryovers of $3,684 and $318, respectively, that begin expiring in 2003. The Company also has research and development tax credit carryovers of $581 that begin expiring in 2003.

NOTE D POST-RETIREMENT BENEFITS

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

     The following sets forth the Company's post-retirement program's status reconciled with amounts reported in the consolidated balance sheet:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                        1999         1998
                                                                                       -------      -------
Accumulated post-retirement benefit obligation:
    Benefit obligation at beginning of year ......................................     $ 1,239      $ 1,248
        Service cost .............................................................         127          127
        Interest cost ............................................................          86           86
        Actuarial gains ..........................................................           5         (192)
        Expected benefits paid ...................................................         (30)         (30)
                                                                                       -------      -------
    Benefit obligation at end of year ............................................       1,427        1,239
    Plan assets at fair value ....................................................          --           --
                                                                                       -------      -------
    Accumulated post-retirement benefit obligation in excess of plan assets ......       1,427        1,239

    Unrecognized transition obligation ...........................................        (391)        (422)
    Unrecognized net gain (loss) .................................................          (2)           1
                                                                                       -------      -------

    Accrued post-retirement benefit obligation ...................................     $ 1,034      $   818
                                                                                       =======      =======

      Net periodic post-retirement benefit cost includes the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1999        1998        1997
                                                  ------      ------      ------
Service cost ................................     $  127      $  127      $   71
Interest cost ...............................         86          86          70
Amortization of transition obligation .......         30          30          31
Amortization of actuarial loss ..............          3           3          --
                                                  ------      ------      ------
Net periodic postretirement expense .........     $  246      $  246      $  172
                                                  ======      ======      ======
Discount rate ...............................       6.75%       6.75%       7.00%
                                                  ======      ======      ======

      For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75% for 2007 and remain at that level thereafter. The effect of one percentage point increase in the assumed healthcare cost trend rate would increase the total of the service and interest cost components by $7 and increase the post-retirement benefit obligation by $32. A one percent decrease in the assumed trend rate would decrease the total of the service and interest components by $7 and decrease the post-retirement benefit obligation by $27.

NOTE E -- COMMON STOCK RESERVED

In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan. This plan provides for the granting of incentive or nonqualified options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The exercise price of the shares covered by each nonqualified option granted and purchase price of restricted shares is determined by the Administrator. The exercise price of common stock covered by each incentive option cannot be less than the fair market value of such shares on the date of grant. As of December 31, 1998 there have been no nonqualified options issued less than the market value on the date of grant and there have been no incentive options granted. Generally, options vest in 25% increments over four years and have a 10-year term. The initial shares available under the Plan for issuance was 250,000 with annual increases of 50,000 on the last day of each calendar year. The stockholders of the Company approved amendments of the Plan, providing for 200,000 additional option shares in March 1995, June 1997, and June 1998, to be reserved for issuance thereunder. In June 1998, the stockholders also approved an amendment to change the annual increase from 50,000 to 2% of the number of shares of common stock outstanding as of the Company's fiscal year-end. As of December 31, 1999, 1,277,217 shares have been reserved for the Plan. This plan replaced the prior stock plan and Restricted Stock Award Plan that expired in 1994.

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

     Stock option activity for years ended December 31, 1999, 1998 and 1997 is as follows:


                                                      OPTIONS OUTSTANDING
                                               ----------------------------------
                                                 NUMBER          WEIGHTED AVERAGE
                                                OF SHARES         EXERCISE PRICE
                                               -----------       ----------------
Outstanding at December 31, 1996                   574,474           $ 7.64
     Granted                                       170,750           $21.82
     Exercised                                    (174,825)          $ 6.86
     Cancelled                                     (14,376)          $17.88
                                                ----------           ------
Outstanding at December 31, 1997                   556,023           $11.84
     Granted                                       564,250           $12.36
     Exercised                                     (72,250)          $ 3.03
     Cancelled                                    (225,875)          $17.73
                                                ----------           ------
Outstanding at December 31, 1998                   822,148           $11.35
     Granted                                       316,500           $ 7.18
     Exercised                                     (20,000)          $ 4.28
     Cancelled                                     (89,000)          $13.89
                                                ----------           ------
Outstanding at December 31, 1999                 1,029,648           $ 9.99
                                                ==========           ======

     The number of options exercisable and the related weighted average exercise price were 409,585 shares at $9.95 at December 31, 1999, 276,022 shares at $8.16 at December 31, 1998 and 197,693 shares at $6.17 at December 31, 1997.

    As of December 31, 1999, 1998 and 1997, there were 188,542, 298,942 and
327,200 shares, respectively, available for grant under the 1994 Incentive Stock Plan.

Additional information regarding options outstanding at December 31, 1999 is as follows:

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           ----------------------------------------------------      --------------------------------
                               NUMBER        WEIGHTED AVERAGE        WEIGHTED           NUMBER            WEIGHTED
RANGE OF                     OUTSTANDING        REMAINING            AVERAGE          EXERCISABLE         AVERAGE
EXERCISE PRICES            AS OF 12/31/99    CONTRACTUAL LIFE    EXERCISE PRICE      AS OF 12/31/99    EXERCISE PRICE
---------------            --------------    ----------------    --------------      --------------    --------------
$ 3.75 - $ 6.88                 212,523               5.98          $    5.45            129,648          $    4.61
$ 7.00 - $ 7.56                 212,000               9.63          $    7.09                625          $    7.38
$ 7.81 - $10.76                 343,375               7.41          $   10.45            184,562          $   10.46
$10.81 - $15.75                 207,000               8.14          $   13.93             63,375          $   14.26
$16.25 - $24.50                  54,750               7.19          $   20.95             31,375          $   20.35
---------------               ---------          ---------          ---------          ---------          ---------
$ 3.75 - $24.50               1,029,648               7.71          $    9.99            409,585          $    9.95
===============               =========          =========          =========          =========          =========

      In June 1997, the stockholders of the Company approved the Employee Stock Purchase Plan ("the Purchase Plan"), which authorized the Company to issue and reserve for the Purchase Plan, or purchase up to an aggregate of 250,000 shares of common stock in open market transactions for the benefit of participating employees during the term of the Purchase Plan. The purchase price per share for which shares of common stock are purchased in an offering period under the Purchase Plan is the lessor of 90% of the fair market value of a share of common stock on the grant date or 90% of the fair market value of a share of common stock on the purchase date. Shares issued under the Plan were 35,922 in 1999, 34,931 in 1998 and 5,244 shares in 1997 at a weighted average price of $6.16, $8.31, and $12.88, respectively.

      Had compensation cost been determined on the basis of fair value pursuant to FAS 123 net income (loss) and net income (loss) per share would have been as follows:

                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                         1999            1998            1997
                                       ---------       ---------       ---------
Net income (loss)
  As reported ...................      $  (1,150)      $  (1,457)      $   4,829
                                       =========       =========       =========

  Pro forma .....................      $  (2,108)      $  (2,497)      $   4,330
                                       =========       =========       =========

Net income (loss) per share
  As reported - Diluted .........      $    (.20)      $    (.27)      $     .90
                                       =========       =========       =========

  Pro forma - Diluted ...........      $    (.37)      $    (.46)      $     .80
                                       =========       =========       =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rates of 5.55% in 1999, 4.94% in 1998 and 6.37% in 1997, expected volatility of 79% in 1999, 79% in 1998 and 77% in 1997, and an expected option life of 5 years and no expected dividends in 1999, 1998 and 1997.

NOTE F SAVINGS AND RETIREMENT PLAN

     Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 3% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $627, $728 and $741 for the years ended December 31, 1999, 1998 and 1997, respectively. Employees vest in increments of 20% for each year of service and are fully vested after 5 years.

NOTE G SEGMENT AND RELATED INFORMATION

      The Company has six reportable segments: Irvine, CA, Austin, TX, Beverly, MA, San Jose, CA, Lexington, MA, and Hofolding, Germany. The Irvine, CA segment produces product primarily for the wireless telecommunication market. At the Austin, TX segment, products are primarily produced for the wireline telecommunication market. At the Beverly, MA segment, cesium standards are produced for the telecommunications test and measurement and satellite markets. The San Jose, CA segment produces product for both the enterprise computing and test and measurement markets. The Lexington, MA segment produces products for the e-business market. The Hofolding, Germany segment produces product for the wireless and wireline telecommunications and test and measurement markets.

      The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating income. Segment net sales includes sales to external customers and to other Company segments (intersegment sales). Segment operating income does not include corporate expenses, amortization of goodwill, and intersegment profit elimination. Identifiable assets include accounts receivable, inventories, and land, building and equipment and does not include cash, income tax refund receivable and deferred income taxes, prepaid expenses, goodwill and other long-term corporate assets.

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

      The table below presents information about reported segments for the years ended December 31:

                             IRVINE,         AUSTIN,       BEVERLY,     SAN JOSE,    LEXINGTON,    HOLFOLDING,
1999                           CA              TX            MA           CA             MA          GERMANY        TOTAL
                             --------       --------      --------      --------     ----------    -----------     --------
Net sales                    $ 43,277       $ 31,824      $ 14,901      $ 14,511      $    130       $  5,413      $110,056
Operating income (loss)        (2,259)         5,081         1,555           363          (504)           380         4,616
Identifiable assets            17,126         19,436        12,260         4,977           206          1,920        55,925
Capital expenditures              601            866           365           326            74             92         2,324

1998
Net sales                    $ 48,340       $ 25,309      $ 14,882      $ 14,128      $     --       $  6,249      $108,908
Operating income (loss)        (2,565)         5,083         1,117           188            --            536         4,359
Identifiable assets            22,722         14,765         9,867         6,027            --          2,251        55,632
Capital expenditures            1,177            538           772           115            --             97         2,699

1997
Net sales                    $ 65,934       $ 18,586      $ 12,016      $ 20,863      $     --       $  4,275      $121,674
Operating income                9,398          1,525           669         2,532            --            205        14,329
Identifiable assets            32,032         10,225         7,192         6,339            --          1,972        57,760
Capital expenditures            3,420            351           286           313            --             44         4,414

           A reconciliation of total segment net sales, operating income, identifiable assets and capital expenditures to total consolidated amounts, for the years ended December 31 is as follows:

                                                                     1999            1998            1997
                                                                   ---------       ---------       ---------
NET SALES
      Total segment net sales ...............................      $ 110,056       $ 108,908       $ 121,674
      Elimination of intersegment revenue ...................         (9,888)         (7,675)         (7,582)
                                                                   ---------       ---------       ---------
           Consolidated net sales ...........................      $ 100,168       $ 101,233       $ 114,092
                                                                   =========       =========       =========
OPERATING INCOME
      Total operating income for segment sales ..............      $   4,616       $   4,359       $  14,329
      Corporate expense .....................................         (2,952)         (3,242)         (2,706)
      Amortization of goodwill ..............................         (2,179)         (1,634)         (1,634)
      Intercompany profit ...................................             32            (274)            (69)
                                                                   ---------       ---------       ---------
           Consolidated operating income ....................      $    (483)      $    (791)      $   9,920
                                                                   =========       =========       =========
IDENTIFIABLE ASSETS
      Total segment assets ..................................      $  55,925       $  55,632       $  57,760
      Goodwill ..............................................         18,883          16,131          17,764
      Cash ..................................................          8,271          10,307           5,819
      Income tax receivable and deferred income taxes .......          3,822           4,287           3,969
      Other assets ..........................................            881             563             435
                                                                   ---------       ---------       ---------
           Consolidated assets ..............................      $  87,782       $  86,920       $  85,747
                                                                   =========       =========       =========
CAPITAL EXPENDITURES
      Total segment capital expenditures ....................      $   2,324       $   2,699       $   4,414
      Other additions .......................................             35              --              80
                                                                   ---------       ---------       ---------
           Consolidated capital expenditures ................      $   2,359       $   2,699       $   4,494
                                                                   =========       =========       =========

      The following table sets forth the geographical components of international sales for the years ended December 31:

INTERNATIONAL SALES                       1999            1998            1997
                                         -------         -------         -------
    Canada .....................         $ 3,209         $ 5,280         $ 2,320
    South Korea ................           2,974           1,367           6,263
    Germany ....................           2,965           3,190           1,738
    Brazil .....................           1,530             649              59
    Indonesia ..................           1,257              --              27
    France .....................           1,145           2,418           1,257
    Other ......................          11,516          11,453          10,081
                                         -------         -------         -------
                                         $24,596         $24,357         $21,745
                                         =======         =======         =======

      Sales from one customer of the Company's Irvine, CA segment represented 33%, 34% and 38% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively. Another customer of the Company's Irvine, CA segment represented 10% of the Company's consolidated net sales in 1997.

NOTE H COMMITMENTS

     Total rental expense for operating leases amounted to $1,614, $1,866 and $1,454 in 1999, 1998 and 1997, respectively. The future minimum rental commitments under all non-cancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows:

          2000 ...........................................      $1,928
          2001 ...........................................       1,678
          2002 ...........................................       1,541
          2003 ...........................................       1,458
          2004 ...........................................       1,306
          Thereafter .....................................       1,384
                                                                ------
                    Total minimum lease payments .........      $9,295
                                                                ======

NOTE I ACQUISITION

     On July 29, 1999, the Company acquired all of the outstanding capital stock of Digital Delivery, Inc. (DDI), a Massachusetts corporation. The Company issued 214,277 shares of its Common Stock, and paid $1,500 in cash. The DDI stockholders will also receive additional consideration based on certain performance criteria through December 31, 2001. The acquisition has been accounted for using the purchase method of accounting. Goodwill of approximately $4,931 will be amortized over four years using the straight-line method.

     DDI is a leading provider of secure information and management software. DDI's patented encryption models and leading-edge compression technologies enable organizations to distribute data and conduct electronic commerce securely via the Internet, Intranet, Extranet, CD-ROM and digital versatile disk.

    The unaudited pro forma combined results of operations of the Company and DDI for the twelve months ended December 31, 1999, 1998, and 1997, presuming the acquisition had taken place on January 1, 1997, after giving effect to certain pro forma adjustments, are as follows:


  (In thousands, except per share amounts)

                                                   YEAR ENDED
                                                   DECEMBER 31,
                                    -----------------------------------------
                                      1999            1998            1997
                                    ---------       ---------       ---------
  Net sales                         $ 100,523       $ 101,349       $ 114,359
                                    =========       =========       =========
  Net income (loss)                 $  (2,335)      $  (3,227)      $   3,382
                                    =========       =========       =========
  Net income (loss) per share:
       Basic                        $   (0.40)      $   (0.57)      $     .65
                                    =========       =========       =========
       Diluted                      $   (0.40)      $   (0.57)      $     .60
                                    =========       =========       =========

     The condensed pro forma combined financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company or what the results of operations would have been had the acquisition been effective on the date indicated.

DATUM INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                                  BALANCE AT                                 BALANCE
                                                                  BEGINNING                                 AT END OF
                      DESCRIPTION                                 OF PERIOD     ADDITIONS     DEDUCTIONS      PERIOD
------------------------------------------------------------     -----------   -----------   ------------   ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts ............................        $  153        $  420        $   12        $  561
Reserve for inventories ....................................         4,536         2,684         3,063         4,157
Accumulated amortization of acquired intangible assets .....         3,845         1,440                       5,285
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts ............................        $   71        $  119        $   37        $  153
Reserve for inventories ....................................         3,737         2,275         1,476         4,536
Accumulated amortization of acquired intangible assets .....         2,951           894                       3,845
YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts ............................        $  107        $   70        $  106        $   71
Reserve for inventories ....................................         2,084         2,394           741         3,737
Accumulated amortization of acquired intangible assets .....         2,056           895                       2,951

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

10.44 Restricted stock grant agreement, dated April 6, 1998, between the Company and Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.46               Employment Agreement, dated July 29, 1999, between the
                    Company and Thomas Mark Hastings.

                                  EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER              DESCRIPTION                                                         PAGE
------              -----------                                                     ------------
 2.2                Agreement and Plan of Merger Agreement, dated July 29, 1999, among the Registrant, Digital Delivery, Inc., certain
                    stockholders of Digital Delivery and Datum Acquisition Sub,
                    Inc. (incorporated by reference to the Registrant's Current
                    Report on Form 8-K, dated July 29, 1999, as amended)

 3.1                Certificate of Incorporation of Datum Inc., a Delaware
                    corporation, as amended to date (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter
                    ended June 30, 1996).                                                --

 3.2                Bylaws of Datum Inc. as amended to date (incorporated by
                    reference to the exhibit 1 on Form 8-K dated November 17,
                    1999).                                                               --

 4.2                Rights Agreement, dated as of November 8, 1999, between the
                    Registrant and ChaseMellon Shareholder Services, L.L.C.
                    (incorporated by reference to Exhibit 1 to the Company's
                    Registration Statement on Form 8-A, Registration No.
                    000-06272)

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

                                  EXHIBIT INDEX


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

                                  EXHIBIT INDEX


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

10.45               Agreement with Lucent Technologies Inc., signed July 2,
                    1998. (incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of the Securities Act of 1933.)

10.46               Employment Agreement, dated July 29, 1999, between the
                    Company and Thomas Mark Hastings.                                    --

21                  List of Subsidiaries                                                 --

23.1                Consent of Independent Accountants

23.2                Consent of Independent Accountants                                   --

27.4                Financial Data Schedule Year Ended 1999                              --