Form 10-K405/A
period 1999-12-31
DATUM INC
filed 2000-04-25
CIK 27119

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

                               Page 1 of ___ Pages
     Exhibit Index is Located on Sequential Numbered Page __ of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 25th day of April, 2000.

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

10.44 Restricted stock grant agreement, dated April 6, 1998, between the Company and Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.46               Employment Agreement, dated July 29, 1999, between the
                    Company and Thomas Mark Hastings.*

10.47 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Erik van der Kaay.

10.48 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and David A. Young.

10.49 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Paul E. Baia.

10.50 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Michael J. Patrick.

10.51 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and John R. Rice.

10.52 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Raymond L. Waguespack.

------------
* Previously filed

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

10.46               Employment Agreement, dated July 29, 1999, between the
                    Company and Thomas Mark Hastings.*                                   --

10.47               Severance Compensation Agreement, dated October 29, 1999, by
                    and between the Registrant and Erik van der Kaay.                    --

10.48               Severance Compensation Agreement, dated October 29, 1999, by
                    and between the Registrant and David A. Young.                       --

10.49               Severance Compensation Agreement, dated October 29, 1999, by
                    and between the Registrant and Paul E. Baia.                         --

10.50               Severance Compensation Agreement, dated October 29, 1999, by
                    and between the Registrant and Michael J. Patrick.                   --

10.51               Severance Compensation Agreement, dated October 29, 1999, by
                    and between the Registrant and John R. Rice.                         --

10.52               Severance Compensation Agreement, dated October 29, 1999, by
                    and between the Registrant and Raymond L. Waguespack.                --

21                  List of Subsidiaries*                                                --

23.1                Consent of Independent Accountants*                                  --

23.2                Consent of Independent Accountants*                                  --

27.4                Financial Data Schedule Year Ended 1999*                             --

-----------
* Previously filed