Form 10-Q
period 2000-03-31
DATUM INC
filed 2000-05-15
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2000
                                   ------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.


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

YES   X   .  NO       .
    ------      ------

The registrant had 5,889,294 shares of common stock outstanding as of May 10, 2000.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk... 12


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................. 13

          Signatures................................................... 14

          Exhibit Index................................................ 15

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                           MARCH 31,   December 31,
A S S E T S                                                  2000         1999
                                                           ---------   ------------
Current assets
     Cash and cash equivalents                              $ 5,149      $ 8,271
     Accounts receivable, net                                26,450       22,927
     Inventories
        Purchased parts                                      10,655        8,720
        Work-in-process                                       9,129        8,082
        Finished products                                     4,926        5,009
                                                            -------      -------
                                                             24,710       21,811

     Prepaid expenses                                           761          495
     Deferred income taxes                                    3,359        3,359
     Income tax refund receivable                               463          463
                                                            -------      -------

               Total current assets                          60,892       57,326

Plant and equipment
     Land                                                     2,040        2,040
     Buildings                                                5,235        5,210
     Equipment                                               22,837       21,974
     Leasehold improvements                                   1,185        1,185
                                                            -------      -------
                                                             31,297       30,409

Less accumulated depreciation and amortization               16,585       15,650
                                                            -------      -------

                                                             14,712       14,759
                                                            -------      -------

Excess of purchase price over net assets acquired, net       14,191       14,722
Other assets                                                    725          975
                                                            -------      -------

                                                            $90,520      $87,782
                                                            =======      =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                    MARCH 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  2000          1999
                                                    ---------    ------------
Current liabilities
     Accounts payable                               $  9,504       $  6,706
     Accrued salaries and wages                        2,682          2,269
     Accrued warranty                                  1,813          1,635
     Other accrued expenses                            1,351          1,144
     Income taxes payable                                633            553
     Current portion of long-term debt                 3,501          3,002
                                                    --------       --------

               Total current liabilities              19,484         15,309
                                                    --------       --------

Long-term debt                                         9,706         11,671
                                                    --------       --------

Postretirement benefits                                1,073          1,034
                                                    --------       --------

Other long-term liabilities                              405            418
                                                    --------       --------

Deferred income taxes                                  1,030          1,030
                                                    --------       --------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                     --             --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued - 5,882,065 shares in 2000
                 5,854,997 shares in 1999              1,470          1,464
     Additional paid-in capital                       47,973         47,709
     Retained earnings
        Beginning of period                           10,178         11,328
        Net gain (loss)                                  327         (1,150)
                                                    --------       --------
        End of period                                 10,505         10,178

     Unamortized stock compensation                     (295)          (309)
     Accumulated other comprehensive loss               (831)          (722)
                                                    --------       --------

               Total stockholders' equity             58,822         58,320
                                                    --------       --------

                                                    $ 90,520       $ 87,782
                                                    ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                           -----------------------
                                             2000           1999
                                           --------       --------
Net sales                                  $ 28,944       $ 24,552
                                           --------       --------

Costs and expenses
     Cost of goods sold                      16,722         15,313
     Selling                                  4,143          3,478
     Product development                      3,748          3,410
     General and administrative               3,398          2,270
     Interest expense                           441            517
     Interest income                            (74)          (120)
                                           --------       --------
                                             28,378         24,868
                                           --------       --------

Income (loss) before income taxes               566           (316)
Income tax provision (benefit)                  238           (125)
                                           --------       --------

Net income (loss)                          $    328       $   (191)
                                           ========       ========

Net income (loss) per share:
     Basic                                 $    .06       $   (.03)
                                           ========       ========
     Diluted                               $    .05       $   (.03)
                                           ========       ========

Shares used in per share calculation:
     Basic                                    5,874          5,518
                                           ========       ========
     Diluted                                  6,404          5,518
                                           ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   2000           1999
                                                                 -------       --------
Cash flows from operating activities:
     Net gain (loss)                                             $   328       $   (191)
                                                                 -------       --------
     Adjustments to reconcile loss to net cash provided by
       operating activities:
               Depreciation and amortization                       1,034            954
               Amortization of goodwill                              531            223
               Contribution of shares of common stock to
                  the Company's 401(k) plan                          178            162
               Amortization of stock compensation                     15             15
           Changes in assets and liabilities:
               Increase in accounts receivable                    (3,523)        (1,918)
               Increase in income tax refund receivable               --           (292)
               (Increase) decrease in inventories                 (2,899)         1,819
               Increase in prepaid expenses                         (266)          (168)
               Increase in other assets                              (20)           (83)
               Increase in accounts payable                        2,798          1,153
               Increase (decrease) in accrued expenses               794           (265)
               Increase (decrease) in income taxes payable            80            (31)
               Increase in postretirement benefits                    39             54
               Decrease in other long-term liabilities               (13)            (8)
                                                                 -------       --------
           Total reconciling items                                (1,252)         1,615
                                                                 -------       --------
           Net cash provided (used) by operating activities         (924)         1,424
                                                                 -------       --------

Cash flows from investing activities:
     Proceeds from equipment disposals                                51             --
     Capital expenditures                                           (989)          (913)
     Other                                                          (103)          (264)
                                                                 -------       --------
        Net cash used in investing activities                     (1,041)        (1,177)
                                                                 -------       --------

Cash flows from financing activities:
     Reductions to long-term debt                                 (1,501)        (1,506)
     Proceeds from exercise of stock options                         276             --
     Proceeds from ESP plan                                           68             62
                                                                 -------       --------
        Net cash used by financing activities                     (1,157)        (1,444)
                                                                 -------       --------

Net decrease in cash and cash equivalents                         (3,122)        (1,197)
Cash and cash equivalents at beginning of period                   8,271         10,307
                                                                 -------       --------

Cash and cash equivalents at end of period                       $ 5,149       $  9,110
                                                                 =======       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 1999 was derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the accompanying financial statements reflect all adjustments, which are normal and recurring, necessary to provide a fair presentation of the results for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

NOTE B - EARNINGS PER SHARE

Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Net income per share-Diluted reflects the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and stock warrants as follows (in thousands):


                                                Three months ended
                                                     March 31,
                                                ------------------
                                                 2000       1999
                                                 -----      -----
Basic shares outstanding (weighted average)      5,874      5,538
Effect of dilutive securities                      530         --
                                                 -----      -----
Diluted shares outstanding                       6,404      5,538
                                                 =====      =====

Options outstanding during the three months ended March 31, 2000 and 1999 to purchase approximately 57,000 shares and 819,000 shares of common stock, respectively, were not included in the computation of dilutive securities because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. In addition, diluted shares for the three months ended March 31, 1999 exclude approximately 218,000 additional common shares issuable upon exercise of outstanding stock options that were anti-dilutive because of the net loss during that period.

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $219,000 and ($464,000) for the three months ended March 31, 2000 and 1999, respectively. The difference from net income as reported is the change in cumulative translation adjustment.

NOTE D - SEGMENT AND RELATED INFORMATION

The Company has six reportable segments: Irvine, CA, Austin, TX, Beverly, MA, San Jose, CA, Lexington, MA, and Hofolding, Germany. The Irvine, CA segment produces product primarily for the wireless telecommunication market. At the Austin, TX segment, products are primarily produced for the wireline telecommunication market. At the Beverly, MA segment, Cesium standards are produced for the test and measurement, telecommunications and satellite markets. The San Jose, CA segment produces product for both the enterprise computing and test and measurement markets. The Lexington, MA segment produces products for the e-business market. The Hofolding, Germany segment produces product for the wireless and wireline telecommunications and test and measurement markets.

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

The tables below present information about reported segments for the quarters ended March 31:

SEGMENT SALES
(in thousands)

                        Irvine,        Austin,       San Jose,      Beverly,   Lexington,   Munich,
                          CA             TX             CA             MA          MA       Germany         Total
                        --------       --------       --------      --------   ----------   -------       --------
2000

Total sales             $ 12,562       $ 10,559       $ 3,414       $ 3,911       $122      $ 1,115       $ 31,683
Intersegment sales        (1,346)           (69)         (190)       (1,104)        --          (30)      $ (2,739)
                        --------       --------       -------       -------       ----      -------       --------
Outside sales           $ 11,216       $ 10,490       $ 3,224       $ 2,807       $122      $ 1,085       $ 28,944
                        ========       ========       =======       =======       ====      =======       ========

1999

Total sales             $ 10,555       $  7,168       $ 3,685       $ 3,527       $ --      $ 1,093       $ 26,028
Intersegment sales          (669)           (76)          (96)         (620)        --          (15)        (1,476)
                        --------       --------       -------       -------       ----      -------       --------
Outside sales           $  9,886       $  7,092       $ 3,589       $ 2,907       $ --      $ 1,078       $ 24,552
                        ========       ========       =======       =======       ====      =======       ========

SEGMENT OPERATING INCOME (LOSS)
(in thousands)


                     Irvine,       Austin,     San Jose,    Beverly,  Lexington,     Munich,
                       CA            TX           CA           MA        MA          Germany        Total
                    --------       ------      ---------    --------  ----------     -------       -------
2000                 $1,157        $1,964       $(335)        $544      $(516)        $(33)        $2,781
1999                 $ (966)       $1,475       $ 285         $287      $  --         $ (2)        $1,079

A reconcilaition of segment operating income loss to consolidated amounts for the quarters ended March 31:


(in thousands)                                      2000          1999
                                                   -------       -------
Segment operating income                           $ 2,781       $ 1,079
Corporate expenses                                    (961)         (643)
Amortization of goodwill                              (717)         (408)
Intercompany profit (loss) elimination                (170)           53
                                                   -------       -------
  Consolidated operating income                    $   933       $    81
                                                   =======       =======

The table below presents identifiable segments assets as of March 31, 2000 compared to prior year end:

IDENTIFIABLE SEGMENT ASSETS
(in thousands)

                          Irvine,      Austin,     San Jose,   Beverly,   Lexington,   Munich,
                            CA           TX           CA          MA          MA       Germany      Total
                          -------      -------     ---------   --------   ----------   -------     -------
March 31, 2000            $18,437      $23,588      $4,582      $13,467      $290      $2,292      $62,656
December 31, 1999         $17,126      $19,436      $4,977      $12,260      $206      $1,920      $55,925

NOTE E - RECENT CHANGES TO ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1999.

                                INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the expectations ("Cautionary Statements") are set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in, or incorporated by reference in, the Annual Report on Form 10-K for the year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

Datum designs, manufactures and markets a wide variety of high performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

A small number of customers account for a substantial portion of the Company's net sales and the Company expects that a limited number of customers will continue to represent a substantial portion of net sales for the foreseeable future. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations

Net sales. Net sales increased 17.9% to $28.9 million for the quarter ended March 31, 2000 from $24.6 million for the corresponding quarter in 1999. Net sales in the wireline synchronization business increased $3.4 million or 47.9% while sales in the wireless business increased $1.3 million or 13.5% for the quarter ended March 31, 2000 compared to the corresponding quarter of 1999. This was offset by net sales decreases of $0.4 million or 10.2% in the enterprise timing products business and $0.1 million or 3.5% in the Cesium standard business for the quarter ended March 31, 2000 compared to the corresponding quarter of 1999. Sales increases in the wireless market are primarily the result of increased product usage by larger customers.

Gross margin. Gross margin increased to 42.2% for the quarter ended March 31, 2000 from 37.6% for the corresponding quarter in 1999. For the quarter ended March 31, 2000, gross margins improved at all business locations. The increase is primarily a result of improved efficiency in the manufacturing process, overhead reductions, material cost savings, and the mix of products shipped.

Selling expense. Selling expense increased by 19.1% to $4.1 million for the quarter ended March 31, 2000, from $3.5 million for the corresponding quarter in 1999. As a percentage of net sales, selling expense increased to 14.3% for the quarter ended March 31, 2000 from 14.2% for the corresponding quarter in 1999.

Product development. Product development expense increased by 9.9% to $3.7 million for the quarter ended March 31, 2000 from $3.4 million for the corresponding quarter in 1999. The increase reflects the continual emphasis on new product design and enhancement of current products. As a percentage of net sales, product development expense decreased to 12.9% for the quarter ended March 31, 2000 from 13.9% for the corresponding quarter of 1999.

General and administrative. General and administrative expense increased 49.7% to $3.4 million for the quarter ended March 31, 2000, from $2.3 million for the corresponding quarter of 1999. Goodwill amortization from the July 1999 Digital Delivery acquisition and other Digital Delivery general and administrative expense is responsible for $471,000 of the increase. The balance of the change was caused primarily by increases in the bad debt allowance and incentive accruals. As a percentage of net sales, general and administrative expense increased to 11.7% for the quarter ended March 31, 2000, from 9.2% for the corresponding quarter of 1999.

Interest, net. Interest expense decreased by $76,000 to $441,000 for the quarter ended March 31, 2000 from $517,000 for the corresponding quarter of 1999 as a result of debt paydowns.

Shares outstanding. Shares outstanding increased for the quarter ended March 31, 2000 as a result of shares issued through the Company's 401k, ESPP, and incentive stock option plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations was approximately $0.9 million for the three months ended March 31, 2000 compared to cash provided by operations of $1.4 million for the corresponding period of 1999. Cash flows were negatively affected in the first quarter of 2000 by increased inventory levels and accounts receivable balances, offset by increased accounts payable levels.

Cash used in investing activities was approximately $1.0 million for the three months ended March 31, 2000 compared to $1.2 million for the corresponding period of 1999.

Cash used in financing activities was approximately $1.2 million for the three months ended March 31, 2000 compared to $1.4 million for the corresponding three months of 1999. This was the result of scheduled $1.5 million debt payments in both periods.

Accounts receivable increased $3.5 million to $26.5 million at March 31, 2000 from $22.9 million at December 31, 1999 due to increased shipments in the wireline and wireless businesses during the latter half of the first quarter of 2000 compared to the latter half of the fourth quarter of 1999.

Inventories increased $2.9 million to $24.7 million at March 31, 2000 from $21.8 million at December 31, 1999, as a result of the continued increase in bookings during the first quarter of 2000.

Accounts payable increased $2.8 million to $9.5 million at March 31, 2000 from $6.7 million at December 31, 1999. This was a result of increased inventory purchases to support increased sales volume during the quarter ended March 31, 2000 in the wireless and wireline businesses compared to the quarter ended December 31, 1999.

At March 31, 2000, the Company had working capital of $41.4 million and a current ratio of 3.1:1 compared to working capital of $42.0 million and a current ratio of 3.7:1 at December 31, 1999. The decrease is primarily due to increased accounts payable balances and decreased cash balances.

Information Regarding Potential Fluctuations in Quarterly Operating Results

The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. A significant component of the fluctuations results from rescheduling of orders by the Company's major customers, in some cases due in part to the customers' attempts to minimize inventories. Other factors that could cause the Company's sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the timing, availability and sale of new products; changes in the mix of products with differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the sales cycles for many of the products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. The timing of these transactions could cause additional variability in the Company's operating results. The Company's quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company's and competing companies' time and frequency products. Large portions of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. Order deferrals by the Company's customers, purchase policy changes, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past materially adversely affected the Company's quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change from the disclosure regarding market risk contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - Exhibit 27  Financial Data Schedule.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATUM INC.



/s/ Erik H. van der Kaay                                      Date May 15, 2000
-------------------------------                                    ------------
Erik H. van der Kaay, President
and Chief Executive Officer


/s/ David A. Young                                            Date May 15, 2000
-------------------------------                                    ------------
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