Form 10-Q
period 2000-06-30
DATUM INC
filed 2000-08-11
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 2000               .
                                    ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________.

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

The registrant had 5,956,222 shares of common stock outstanding as of August 7, 2000.

                                      INDEX

                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements........................................... 3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....13


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............14

Item 6.  Exhibits and Reports on Form 8-K...............................14

         Signatures.....................................................15

         Exhibit Index..................................................16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                            JUNE 30,   December 31,
A S S E T S                                                  2000         1999
                                                            --------   ------------
Current assets
     Cash and cash equivalents                              $ 2,808      $ 8,271
     Accounts receivable, net                                30,158       22,927
     Inventories
        Purchased parts                                      11,443        8,720
        Work-in-process                                      10,358        8,082
        Finished products                                     3,653        5,009
                                                            -------      -------
                                                             25,454       21,811

     Prepaid expenses                                           798          495
     Deferred income taxes                                    3,359        3,359
     Income tax refund receivable                               463          463
                                                            -------      -------

               Total current assets                          63,040       57,326

Plant and equipment
     Land                                                     2,040        2,040
     Buildings                                                5,278        5,210
     Equipment                                               24,106       21,974
     Leasehold improvements                                   1,349        1,185
                                                            -------      -------
                                                             32,773       30,409

Less accumulated depreciation and amortization               17,609       15,650
                                                            -------      -------

                                                             15,164       14,759
                                                            -------      -------

Excess of purchase price over net assets acquired, net       13,659       14,722
Other assets                                                    552          975
                                                            -------      -------

                                                            $92,415      $87,782
                                                            =======      =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                    JUNE 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  2000           1999
                                                    --------       --------
Current liabilities
     Accounts payable                               $  8,403       $  6,706
     Accrued salaries and wages                        2,859          2,269
     Accrued warranty                                  2,028          1,635
     Other accrued expenses                            1,784          1,144
     Income taxes payable                                771            553
     Current portion of long-term debt                 3,501          3,002
                                                    --------       --------

               Total current liabilities              19,346         15,309
                                                    --------       --------

Long-term debt                                        10,001         11,671
                                                    --------       --------

Postretirement benefits                                1,107          1,034
                                                    --------       --------

Other long-term liabilities                              604            418
                                                    --------       --------

Deferred income taxes                                  1,030          1,030
                                                    --------       --------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                     --             --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued -  5,900,103 shares in 2000
                  5,854,997 shares in 1999             1,475          1,464
     Additional paid-in capital                       48,353         47,709
     Retained earnings                                11,568         10,178
     Unamortized stock compensation                     (239)          (309)
     Accumulated other comprehensive loss               (830)          (722)
                                                    --------       --------

               Total stockholders' equity             60,327         58,320
                                                    --------       --------

                                                    $ 92,415       $ 87,782
                                                    ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended              Six Months Ended
                                                   June 30,                      June 30,
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
Net Sales                                  $ 33,567       $ 24,765       $ 62,511       $ 49,317
                                           --------       --------       --------       --------

Operating expenses:
     Cost of sales                           17,687         14,135         34,408         29,448
     Selling                                  4,319          3,504          8,462          6,982
     Product development                      4,041          3,983          7,789          7,393
     General and administrative               4,853          2,490          8,250          4,760
                                           --------       --------       --------       --------

Operating income                              2,667            653          3,602            734

Interest expense                                902            485          1,344          1,002
Interest income                                 (66)          (199)          (139)          (319)
                                           --------       --------       --------       --------

Income before income taxes                    1,831            367          2,397             51
Income tax provision                            769            145          1,007             20
                                           --------       --------       --------       --------

Net income                                 $  1,062       $    222       $  1,390       $     31
                                           ========       ========       ========       ========

Net income per common share:
     Basic                                 $    .18       $    .04       $    .24       $    .01
                                           ========       ========       ========       ========
     Diluted                               $    .17       $    .04       $    .22       $    .01
                                           ========       ========       ========       ========

Shares used in per share calculation:
     Basic                                    5,888          5,557          5,881          5,538
                                           ========       ========       ========       ========
     Diluted                                  6,180          5,631          6,180          5,606
                                           ========       ========       ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                        2000           1999
                                                                       -------       --------
Cash flows from operating activities:
     Net income                                                        $ 1,390       $     31
                                                                       -------       --------
     Adjustments to reconcile loss to net cash provided by
        operating activities:
               Depreciation and amortization                             2,547          1,905
               Amortization of goodwill                                  1,063            447
               Contribution of shares of common stock to
                  the Company's 401(k) plan                                362            342
               Stock based compensation                                    173             29
           Changes in assets and liabilities:
               Increase in accounts receivable                          (7,230)        (1,854)
               Decrease in income tax refund receivable                      0            472
               (Increase) decrease in inventories                       (3,643)         1,420
               Increase in prepaid expenses                               (303)          (425)
               Increase in other assets                                      0           (251)
               Increase in accounts payable                              1,697          1,599
               Increase (decrease) in accrued expenses                   1,622           (475)
               Increase (decrease) in income taxes payable                 218            (43)
               Increase in postretirement benefits                          73            108
               Increase (decrease) in other long-term liabilities          186            (11)
                                                                       -------       --------
           Total reconciling items                                      (3,235)         3,263
                                                                       -------       --------
           Net cash provided (used) by operating activities             (1,845)         3,294
                                                                       -------       --------

Cash flows from investing activities:
     Proceeds from equipment disposals                                      51              1
     Capital expenditures                                               (2,502)        (1,332)
     Other                                                                (108)          (387)
                                                                       -------       --------
        Net cash used by investing activities                           (2,559)        (1,718)
                                                                       -------       --------

Cash flows from financing activities:
     Payments of long-term debt                                         (1,501)        (1,512)
     Proceeds from exercise of stock options                               301             86
     Proceeds from ESP plan                                                141            104
                                                                       -------       --------
        Net cash used for financing activities                          (1,059)        (1,322)
                                                                       -------       --------

Net increase (decrease) in cash and cash equivalents                    (5,463)           254
Cash and cash equivalents at beginning of period                         8,271         10,307
                                                                       -------       --------

Cash and cash equivalents at end of period                             $ 2,808       $ 10,561
                                                                       =======       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                Three months ended     Six months ended
                                                     June 30,              June 30,
                                                ------------------     ----------------
                                                 2000       1999       2000       1999
                                                 -----      -----      -----      -----
Basic shares outstanding (weighted average)      5,888      5,557      5,881      5,538
Effect of dilutive securities                      292         74        299         68
                                                 -----      -----      -----      -----
Diluted shares outstanding                       6,180      5,631      6,180      5,606
                                                 =====      =====      =====      =====

Options outstanding during the three months ended June 30, 2000 and 1999 to purchase approximately 160,000 and 794,000 shares of common stock, respectively, and options outstanding during the six months ended June 30, 2000 and 1999 to purchase approximately 160,000 and 796,000 shares of common stock, respectively, were not included in the computation of dilutive securities because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $1,063,000 and ($95,000) for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income (loss) was $1,282,000 and ($369,000), respectively. The difference from net income as reported is the change in cumulative translation adjustment.

NOTE D - SEGMENT AND RELATED INFORMATION

The Company has six reportable segments: Irvine, CA, Austin, TX, Beverly, MA, San Jose, CA, Lexington, MA, and Hofolding, Germany. The Irvine, CA segment produces products primarily for the wireless telecommunications market. At the Austin, TX segment, products are primarily produced for the wireline telecommunications market. At the Beverly, MA segment, Cesium standards are produced for the test and measurement, telecommunications and satellite markets. The San Jose, CA segment produces products for both the enterprise computing and test and measurement markets. The Lexington, MA segment produces products for the e-business market. The Hofolding, Germany segment produces products for the wireless and wireline telecommunications and test and measurement markets.

The Company evaluates performance of its segments and allocates resources to them based on segment operating income. Segment operating income does not include corporate expenses, amortization of goodwill and intersegment profit elimination. Identifiable assets include accounts receivable, inventories, and land, building and equipment and do not include cash, income tax refund receivable and deferred income taxes, prepaid expenses, goodwill and other long-term corporate assets.

The tables below present information about reported segments for the quarters ended June 30:


SEGMENT SALES
(in thousands)
                                   Irvine,        Austin,      San Jose,      Beverly,    Lexington,   Hofolding,
                                     CA             TX            CA             MA           MA        Germany         Total
                                  --------       --------      ---------      --------    ----------   ----------     --------
2000
Total sales                       $ 15,535       $ 12,530       $ 2,879       $ 4,294       $  55       $ 1,474       $ 36,767
Intersegment sales                  (1,540)          (395)          (44)       (1,021)         --          (200)      $ (3,200)
                                  --------       --------       -------       -------       -----       -------       --------
Outside sales                     $ 13,995       $ 12,135       $ 2,835       $ 3,273       $  55       $ 1,274       $ 33,567
                                  ========       ========       =======       =======       =====       =======       ========

1999
Total sales                       $ 10,264       $  8,014       $ 4,090       $ 3,577       $  --       $ 1,383       $ 27,328
Intersegment sales                    (843)          (305)         (131)       (1,164)         --          (120)      $ (2,563)
                                  --------       --------       -------       -------       -----       -------       --------
Outside sales                     $  9,421       $  7,709       $ 3,959       $ 2,413       $  --       $ 1,263       $ 24,765
                                  ========       ========       =======       =======       =====       =======       ========


SEGMENT OPERATING INCOME (LOSS)
(in thousands)
                                   Irvine,        Austin,      San Jose,      Beverly,    Lexington,   Hofolding,
                                     CA             TX            CA             MA           MA        Germany         Total
                                  --------       --------      ---------      --------    ----------   ----------     --------
2000                              $  2,982       $  2,560       $  (847)      $   645       $(584)      $    95       $  4,851
1999                              $   (615)      $  1,551       $   547       $   315       $  --       $   264       $  2,062

A reconciliation of segment operating income loss to consolidated amounts for the quarters ended June 30:


(in thousands)                                      2000          1999
                                                   -------       -------
Segment operating income                           $ 4,851       $ 2,062
Corporate expenses                                  (1,725)         (882)
Amortization of goodwill                              (717)         (409)
Intercompany profit (loss) elimination                 258          (118)
                                                   -------       -------
  Consolidated operating income                    $ 2,667       $   653
                                                   =======       =======

The table below presents identifiable segments assets as of June 30, 2000 compared to prior year end:


IDENTIFIABLE SEGMENT ASSETS
(in thousands)
                                   Irvine,        Austin,      San Jose,      Beverly,    Lexington,   Hofolding,
                                     CA             TX            CA             MA           MA        Germany         Total
                                  --------       --------      ---------      --------    ----------   ----------     --------
June 30, 2000                     $ 20,426       $ 25,664       $ 4,618       $14,137       $ 259       $ 2,553       $ 67,657
December 31, 1999                 $ 17,126       $ 19,436       $ 4,977       $12,260       $ 206       $ 1,920       $ 55,925


NOTE E - RECENT CHANGES TO ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 no later than fourth quarter 2000. The Company is continuing to assess the impact of SAB 101.

NOTE F - SUBSEQUENT EVENTS

On July 6, 2000, the Company refinanced its debt. The balance of the Series A and Series B notes were paid off in full and replaced with a $6 million term loan payable in monthly principal installments of $250,000 plus interest beginning August 1, 2000. The interest rate on the $6 million term loan is fixed at 9.15%. Unamortized debt expense and warrant discounts related to the Series A and Series B notes were written off in full in the quarter ended June 30, 2000.

On August 7, 2000, the Company announced a consolidation of its San Jose and Beverly divisions. The move will streamline business processes, improve the Company's competitive position and create a new strategic business unit focused on the test and measurement market. The new Datum Test and Measurement Division will eliminate a number of current duplications including similar products, distribution channels, sales personnel and shared customers. Sales, marketing and administrative responsibilities will be consolidated at Beverly, while other administrative functions along with manufacturing operations will be transferred to the Company's Irvine, California facility. The Company expects to take a charge in the quarter ended September 30, 2000 of approximately $500,000 before income taxes for severance and termination costs.

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

Results of Operations

Net sales. Net sales increased $8.8 million, or 35.5%, to $33.6 million for the quarter ended June 30, 2000 from $24.8 million for the corresponding quarter in 1999. Net sales in the wireline synchronization business increased $4.4 million or 57.4%, sales in the wireless business increased $4.6 million or 48.6% and sales in the Cesium standard business increased $0.9 million or 35.6% for the quarter ended June 30, 2000 compared to the corresponding quarter of 1999. This was offset by net sales decreases of $1.1 million or 28.4% in the enterprise timing products business for the quarter ended June 30, 2000 compared to the corresponding quarter of 1999. For the six months ended June 30, 2000, sales increased $13.2 million or 26.8% compared to the first six months of 1999. Growth in the telecommunications network infrastructure, the Company's emphasis on lower cost solutions and new products all contributed to the growth in sales.

Gross margin. Gross margin increased to 47.3% for the quarter ended June 30, 2000 from 42.9% for the corresponding quarter in 1999. For the six months ended June 30, 2000, gross margin increased to 45.0% from 40.3% in the first six months of 1999. The increases are primarily a result of enhanced manufacturing and development efficiencies, improved supply chain management and efficiencies gained from increases in sales.

Selling expense. Selling expense increased by 23.3% to $4.3 million for the quarter ended June 30, 2000, from $3.5 million for the corresponding quarter in 1999. As a percentage of net sales, selling expense decreased to 12.9% for the quarter ended June 30, 2000 from 14.1% for the corresponding quarter in 1999. For the six months ended June 30, 2000, selling expense increased by 21.2% to $8.5 million, from $7.0 million for the corresponding period in 1999. As a percentage of net sales, selling expense decreased to 13.5% for the six months ended June 30, 2000 from 14.2% for the corresponding period in 1999. The decrease was primarily due to the increase in sales and the continued reduction in outside commissions caused by the replacement of outside sales reps, where appropriate, with a direct sales force.

Product development. Product development expense remained relatively constant at $4.0 million for the quarters ended June 30, 2000 and 1999. As a percentage of net sales, product development expense decreased to 12.0% for the quarter ended June 30, 2000 from 16.1% for the corresponding quarter of 1999. For the six months ended June 30, 2000, product development expense increased 5.4% to $7.8 million from $7.4 million in the corresponding period in 1999. As a percentage of net sales, product development expense decreased to 12.5% for the six months ended June 30, 2000 from 15.0% for the corresponding period of 1999. The spending reflects the continual emphasis on new product design and enhancement of current products.

General and administrative. General and administrative expense increased 94.9% to $4.9 million for the quarter ended June 30, 2000, from $2.5 million for the corresponding quarter of 1999. Goodwill amortization from the July 1999 Digital Delivery acquisition and other Digital Delivery general and administrative expense is responsible for $460,000 of the increase. The balance of the change was caused primarily by incentive accruals, charges related to management changes and the remaining cost related to the termination of an unsolicited offer for the Company in December 1999. As a percentage of net sales, general and administrative expense increased to 14.5% for the quarter ended June 30, 2000, from 10.1% for the corresponding quarter of 1999. For the six months ended June 30, 2000, general and administrative expense increased 73.3% to $8.3 million, or 13.2% of net sales, from $4.8 million, or 9.7% of net sales for the corresponding period in 1999.

Interest, net. Net interest expense increased by $550,000 to $836,000 for the quarter ended June 30, 2000 from $286,000 for the corresponding quarter of 1999. For the six months ended June 30, 2000, net interest expense increased $522,000 to $1.2 million from $683,000 for the corresponding period in 1999. The increase in net interest expense is a result of lower interest income and the write-off of unamortized debt expense in the quarter ended June 30, 2000 in relation to the Company's refinancing of its debt.

Shares outstanding. Shares outstanding increased for the quarter ended June 30, 2000 as a result of shares issued through the Company's 401k, Employee Stock Purchase Plan and incentive stock option plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its cash and credit facilities are adequate to fund the Company's operations for the foreseeable future. The Company has a secured credit facility at an amount not to exceed $10 million, under which no amounts were outstanding as of June 30, 2000. The facility expires in June 2001. The Company refinanced its Series A and Series B notes on July 6, 2000. See "Note F
- Subsequent Events".

Cash used by operations was approximately $1.8 million for the six months ended June 30, 2000 compared to cash provided by operations of $3.3 million for the corresponding period of 1999. Cash flows were negatively affected in the second quarter of 2000 by increased inventory levels and accounts receivable balances.

Cash used in investing activities was approximately $2.6 million for the six months ended June 30, 2000 compared to $1.7 million for the corresponding period of 1999.

Cash used in financing activities was approximately $1.1 million for the six months ended June 30, 2000 compared to $1.3 million for the corresponding six months of 1999. This was the result of scheduled $1.5 million debt payments in both periods.

Accounts receivable increased $7.2 million to $30.2 million at June 30, 2000 from $22.9 million at December 31, 1999 due to increased shipments in the wireline and wireless businesses during the latter half of the second quarter of 2000 compared to the latter half of the fourth quarter of 1999.

Inventories increased $3.6 million to $25.5 million at June 30, 2000 from $21.8 million at December 31, 1999, as a result of the continued increase in bookings during the second quarter of 2000.

Accounts payable increased $1.7 million to $8.4 million at June 30, 2000 from $6.7 million at December 31,

1999. This was a result of increased inventory purchases to support increased sales volume during the quarter ended June 30, 2000 in the wireless and wireline businesses compared to the quarter ended December 31, 1999.

At June 30, 2000, the Company had working capital of $43.7 million and a current ratio of 3.3:1 compared to working capital of $42.0 million and a current ratio of 3.7:1 at December 31, 1999. The decrease is primarily due to increased accounts payable balances and accrued expense versus a decrease in cash.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on June 8, 2000

(b)      (i)      Set forth below is the name of each Class III director elected at the meeting to serve until the 2003 Annual Meeting of Stockholders and the number of votes cast for their election and the number of votes withheld;

                                             Number of           Number of
                      Name                   Votes "For"     Votes "Withheld"
                      ----                   -----------     ----------------

                      R. David Hoover         5,152,426          409,278
                      Elizabeth A. Fetter     5,144,810          416,894

         (ii) The terms of the following directors of the company continued after the meeting: G.Tilton Gardner, Louis B. Horwitz, Michael
                  M. Mann, Dan L. McGurk and Erik H. van der Kaay.

(c) Set forth below are the results of the voting at the meeting with respect to the proposal to adopt an amendment to the Company's 1994 Stock Incentive Plan to increase the number of shares issuable thereunder by 200,000 shares;

                  Number of            Number of           Number of
                 Votes "For"        Votes "Against"      "Abstentions"
                 -----------        ---------------      -------------

                  4,182,102            1,362,346            17,256

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits - Exhibit 27 Financial Data Schedule

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATUM INC.


/s/ Erik H. van der Kaay                                    Date August 11, 2000
-----------------------------------                              ---------------
Erik H. van der Kaay, President and
Chief Executive Officer


/s/ Christopher N. Felfe                                    Date August 11, 2000
-------------------------------------------------                --------------
Christopher N. Felfe, Interim Chief Financial and
Chief Accounting Officer

                                EXHIBIT INDEX


                                                         Sequentially
 Exhibit                                                   Numbered
 Number       Description                                    Page
 -------      -----------                                ------------

27.1       Financial Data Schedule
