Form 10-Q
period 2000-09-30
DATUM INC
filed 2000-11-14
CIK 27119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    September 30, 2000
                                       -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________.

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

The registrant had 6,052,426 shares of common stock outstanding as of November 6, 2000.

                                      INDEX

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements........................................    3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                           SEPTEMBER 30,   December 31,
                                                               2000           1999
                                                           -------------   ------------
ASSETS
Current assets
     Cash and cash equivalents                                $ 1,927        $ 8,271
     Accounts receivable, net                                  31,155         22,927
     Inventories
        Purchased parts                                        12,688          8,720
        Work-in-process                                         8,626          8,082
        Finished products                                       4,629          5,009
                                                              -------        -------
                                                               25,943         21,811

     Prepaid expenses                                             684            495
     Deferred income taxes                                      3,359          3,359
     Income tax refund receivable                                 423            463
                                                              -------        -------

               Total current assets                            63,491         57,326

Plant and equipment
     Land                                                       2,040          2,040
     Buildings                                                  5,330          5,210
     Equipment                                                 24,321         21,974
     Leasehold improvements                                     1,349          1,185
                                                              -------        -------
                                                               33,040         30,409

Less accumulated depreciation and amortization                 18,586         15,650
                                                              -------        -------

                                                               14,454         14,759
                                                              -------        -------

Excess of purchase price over net assets acquired, net         13,127         14,722
Other assets                                                      387            975
                                                              -------        -------

                                                              $91,459        $87,782
                                                              =======        =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                    SEPTEMBER 30,    December 31,
                                                        2000             1999
                                                    -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                 $  9,507         $  6,706
     Accrued salaries and wages                          5,044            2,269
     Accrued warranty                                    2,134            1,635
     Other accrued expenses                              1,390            1,144
     Income taxes payable                                1,772              553
     Current portion of long-term debt                   3,001            3,002
                                                      --------         --------

               Total current liabilities                22,848           15,309
                                                      --------         --------

Long-term debt                                           2,501           11,671
                                                      --------         --------

Postretirement benefits                                  1,148            1,034
                                                      --------         --------

Other long-term liabilities                                374              418
                                                      --------         --------

Deferred income taxes                                    1,030            1,030
                                                      --------         --------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                       --               --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued -  6,043,835 shares in 2000
                  5,854,997 shares in 1999               1,511            1,464
     Additional paid-in capital                         49,647           47,709
     Retained earnings                                  13,617           10,178
     Unamortized stock compensation                       (183)            (309)
     Accumulated other comprehensive loss               (1,034)            (722)
                                                      --------         --------

               Total stockholders' equity               63,558           58,320
                                                      --------         --------

                                                      $ 91,459         $ 87,782
                                                      ========         ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                             -------------------------         -------------------------
                                               2000             1999             2000             1999
                                             --------         --------         --------         --------

Net Sales                                    $ 36,197         $ 25,017         $ 98,708         $ 74,334

Operating expenses:
     Cost of sales                             19,776           14,908           54,185           44,356
     Selling                                    4,285            3,696           12,746           10,678
     Product development                        4,044            4,298           11,833           11,691
     General and administrative                 4,546            2,607           12,796            7,367
                                             --------         --------         --------         --------

Operating income (loss)                         3,546             (492)           7,148              242
                                             --------         --------         --------         --------

Interest expense                                  186              473            1,529            1,475
Interest income                                   (20)             (97)            (159)            (416)
                                             --------         --------         --------         --------

Income (loss) before income taxes               3,380             (868)           5,778             (817)
Income tax provision (benefit)                  1,333             (248)           2,340             (228)
                                             --------         --------         --------         --------

Net income (loss)                            $  2,047         $   (620)        $  3,438         $   (589)
                                             ========         ========         ========         ========

Net income (loss) per common share:
     Basic                                   $   0.34         $  (0.11)        $   0.58         $  (0.10)
                                             ========         ========         ========         ========
     Diluted                                 $   0.32         $  (0.11)        $   0.55         $  (0.10)
                                             ========         ========         ========         ========

Shares used in per share calculation:
     Basic                                      5,977            5,770            5,913            5,615
                                             ========         ========         ========         ========
     Diluted                                    6,376            5,770            6,249            5,615
                                             ========         ========         ========         ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ------------------------
                                                                                2000             1999
                                                                               -------         --------

Cash flows from operating activities:
     Net income (loss)                                                         $ 3,438         $   (589)
                                                                               -------         --------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                         3,526            2,911
           Amortization of goodwill                                              1,595              911
           Contribution of shares of common stock to
             the Company's 401(k) plan                                             572              455
           Stock based compensation                                                229               44
           Changes in assets and liabilities:
               Increase in accounts receivable                                  (8,226)          (4,482)
               Decrease in income tax refund receivable                             40              332
               (Increase) decrease in inventories                               (4,132)           2,011
               Increase in prepaid expenses                                       (189)            (141)
               Increase in other assets                                            164              137
               Increase in accounts payable                                      2,801              868
               Increase in accrued expenses                                      3,510              205
               Increase in income taxes payable                                  1,219               30
               Increase in postretirement benefits                                 114              162
               Decrease in other long-term liabilities                             (44)            (603)
                                                                               -------         --------
           Total reconciling items                                               1,179            2,840
                                                                               -------         --------
           Net cash provided by operating activities                             4,617            2,251
                                                                               -------         --------

Cash flows from investing activities:
     Proceeds from equipment disposals                                              51               --
     Capital expenditures                                                       (2,762)          (1,744)
     Payment for acquisition, net of cash acquired                                  --           (2,204)
     Other                                                                        (310)            (226)
                                                                               -------         --------
        Net cash used by investing activities                                   (3,021)          (4,174)
                                                                               -------         --------

Cash flows from financing activities:
     Reduction of line of credit                                                    --               (7)
     Payments of long-term debt                                                 (9,501)          (3,018)
     Proceeds from exercise of stock options                                     1,352               86
     Proceeds from ESP plan                                                        209              160
                                                                               -------         --------
        Net cash used for financing activities                                  (7,940)          (2,779)
                                                                               -------         --------

Net decrease in cash and cash equivalents                                       (6,344)          (4,702)
Cash and cash equivalents at beginning of period                                 8,271           10,307
                                                                               -------         --------

Cash and cash equivalents at end of period                                     $ 1,927         $  5,605
                                                                               =======         ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999


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

                                                Three months ended    Nine months ended
                                                   September 30,        September 30,
                                                ------------------    -----------------
                                                 2000       1999       2000       1999
                                                 -----      -----      -----      -----
Basic shares outstanding (weighted average)      5,977      5,770      5,913      5,615
Effect of dilutive securities                      399         --        336         --
                                                 -----      -----      -----      -----
Diluted shares outstanding                       6,376      5,770      6,249      5,615
                                                 =====      =====      =====      =====

Options outstanding during the three months ended September 30, 2000 to purchase approximately 9,000 shares of common stock, and options outstanding during the nine months ended September 30, 2000 to purchase approximately 46,500 shares of common stock were not included in the computation of dilutive securities because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $1,843,000 and $(456,000) for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive income (loss) was $3,126,000 and $(825,000), respectively. The difference from net income as reported is the change in cumulative translation adjustment.

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

The tables below present information about reported segments for the quarters ended September 30:

Segment Sales
(in thousands)

                           Irvine,        Austin,      San Jose,      Beverly,    Lexington,   Hofolding,
                             CA             TX            CA            MA           MA         Germany         Total
                          --------       --------      ---------      --------    ----------   ----------     --------
2000
Total sales               $ 16,070       $ 14,044       $ 3,074       $ 5,532       $  40       $ 1,888       $ 40,648
Intersegment sales          (1,693)          (345)          (74)       (2,197)         --          (142)      $ (4,451)
                          --------       --------       -------       -------       -----       -------       --------
Outside sales             $ 14,377       $ 13,699       $ 3,000       $ 3,335       $  40       $ 1,746       $ 36,197
                          ========       ========       =======       =======       =====       =======       ========

1999
Total sales               $ 11,326       $  7,963       $ 3,472       $ 3,818       $  33       $ 1,541       $ 28,153
Intersegment sales          (1,520)          (157)         (107)       (1,336)         --           (16)        (3,136)
                          --------       --------       -------       -------       -----       -------       --------
Outside sales             $  9,806       $  7,806       $ 3,365       $ 2,482       $  33       $ 1,525       $ 25,017
                          ========       ========       =======       =======       =====       =======       ========

Segment Operating
Income (Loss)
(in thousands)

                           Irvine,        Austin,      San Jose,      Beverly,    Lexington,   Hofolding,
                             CA             TX            CA            MA           MA         Germany         Total
                          --------       --------      ---------      --------    ----------   ----------     --------
2000                      $  3,657       $  2,907       $  (166)      $   915       $(910)      $   102       $  6,505
1999                      $   (904)      $  1,277       $    36       $   422       $(273)      $   157       $    715

A reconciliation of segment operating income to consolidated amounts as reported for the quarters ended September 30:

                                                         2000         1999
                                                        -------       -----
                                                          (in thousands)
Segment operating income                                $ 6,505       $ 715
Corporate expenses                                       (2,330)       (587)
Amortization of goodwill                                   (717)       (649)
Intercompany profit (loss) elimination                       88          29
                                                        -------       -----
  Consolidated operating income (loss)                  $ 3,546       $(492)
                                                        =======       =====

The table below presents identifiable segments assets as of September 30, 2000 compared to prior year end:

IDENTIFIABLE SEGMENT ASSETS
(in thousands)

                         Irvine,      Austin,    San Jose,     Beverly,   Lexington,   Hofolding,
                           CA           TX          CA           MA          MA         Germany         Total
                         -------      -------    ---------     --------   ----------   ----------      -------

September 30, 2000       $22,066      $24,722      $4,237      $14,529      $272         $3,132        $68,958
December 31, 1999        $17,126      $19,436      $4,977      $12,260      $206         $1,920        $55,925

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

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

Results of Operations

Net sales. Net sales increased $11.2 million, or 44.7%, to $36.2 million for the quarter ended September 30, 2000 from $25.0 million for the corresponding quarter in 1999. Net sales in the wireline synchronization business increased $5.9 million or 75.5%, net sales in the wireless business increased $4.6 million or 46.6% and net sales in the Cesium standard business increased $0.9 million or 34.3% for the quarter ended September 30, 2000 compared to the corresponding quarter of 1999. This was offset by net sales decreases of $0.4 million or 10.8% in the enterprise timing products business for the quarter ended September 30, 2000 compared to the corresponding quarter of 1999. For the nine months ended September 30, 2000, net sales increased $24.4 million or 32.8% compared to the first nine months of 1999. Growth in the telecommunications network infrastructure, the Company's emphasis on lower cost solutions and new products all contributed to the growth in net sales.

Gross margin. Gross margin increased to 45.4% for the quarter ended September 30, 2000 from 40.4% for the corresponding quarter in 1999. For the nine months ended September 30, 2000, gross margin increased to 45.1% from 40.3% in the first nine months of 1999. The increases are primarily a result of enhanced manufacturing and development efficiencies, improved supply chain management and efficiencies gained from increases in sales.

Selling expense. Selling expense increased by 15.9% to $4.3 million for the quarter ended September 30, 2000, from $3.7 million for the corresponding quarter in 1999. As a percentage of net sales, selling expense decreased to 11.8% for the quarter ended September 30, 2000 from 14.8% for the corresponding quarter in 1999. For the nine months ended September 30, 2000, selling expense increased by 19.4% to $12.7 million, from $10.7 million for the corresponding period in 1999. As a percentage of net sales, selling expense decreased to 12.9% for the nine months ended September 30, 2000 from 14.4% for the corresponding period in 1999. The decrease was primarily due to the increase in sales and the continued reduction in outside commissions caused by the replacement of outside sales representatives, where appropriate, with a direct sales force.

Product development. Product development expense decreased slightly to $4.0 million for the quarter ended September 30, 2000 from $4.3 million in 1999. As a percentage of net sales, product development expense decreased to 11.2% for the quarter ended September 30, 2000 from 17.2% for the corresponding quarter of 1999. For the nine months ended September 30, 2000, product development expense increased 1.2% to $11.8 million from $11.7 million in the corresponding period in 1999. As a percentage of net sales, product development expense decreased to 12.0% for the nine months ended September 30, 2000 from 15.7% for the corresponding period of 1999. The spending reflects the continual emphasis on new product design and enhancement of current products.

General and administrative. General and administrative expense increased 74.4% to $4.5 million for the quarter ended September 30, 2000, from $2.6 million for the corresponding quarter of 1999. Goodwill amortization from the July 1999 Digital Delivery acquisition and other Digital Delivery general and administrative expense is responsible for $379,000 of the increase. The balance of the change was caused primarily by incentive accruals and a $517,000 charge related to the relocation of several product lines from San Jose to Massachusetts. As a percentage of net sales, general and administrative expense increased to 12.6% for the quarter ended September 30, 2000, from 10.4% for the corresponding quarter of 1999. For the nine months ended September 30, 2000, general and administrative expense increased 74.4% to $12.8 million, or 13.0% of net sales, from $7.4 million, or 9.9% of net sales for the corresponding period in 1999.

Interest, net. Net interest expense decreased by $210,000 to $166,000 for the quarter ended September 30, 2000 from $376,000 for the corresponding quarter of 1999. For the nine months ended September 30, 2000, net interest expense increased $0.3 million to $1.4 million from $1.1 million for the corresponding period in 1999. The increase in year to date net interest expense is a result of lower interest income and the write-off of unamortized debt expense in the quarter ended June 30, 2000 in relation to the Company's refinancing of its debt.

Shares outstanding. Shares outstanding increased for the quarter ended September 30, 2000 as a result of shares issued through the Company's 401(k), Employee Stock Purchase Plan and incentive stock option plans.

Liquidity and Capital Resources

On July 6, 2000, the Company refinanced its debt. The balance of the Series A and Series B notes were paid off in full and replaced with a $6 million term loan payable in monthly principal installments of $250,000 plus interest beginning August 1, 2000. The interest rate on the $6 million term loan is fixed at 9.15%. The Company has a secured credit facility at an amount not to exceed $10 million, under which no amounts were outstanding as of September 30, 2000. The facility expires in June 2001. The Company believes that its cash and credit facilities are adequate to fund the Company's operations for the foreseeable future.

Cash provided by operations was approximately $4.6 million for the nine months ended September 30, 2000 compared to cash provided by operations of $2.3 million for the corresponding period of 1999. Cash flows were positively affected in the third quarter of 2000 by slight increases in inventory levels and accounts receivable balances relative to sales, and increases in accounts payable and accrued expense.

Cash used in investing activities was approximately $3.0 million for the nine months ended September 30, 2000 compared to $4.2 million for the corresponding period of 1999.

Cash used in financing activities was approximately $7.9 million for the nine months ended September 30, 2000 compared to $2.8 million for the corresponding nine months of 1999. This was the result of refinancing the Company's debt in the third quarter of 2000.

Accounts receivable increased $8.2 million to $31.2 million at September 30, 2000 from $22.9 million at December 31, 1999 due to increased shipments in the wireline and wireless businesses during the latter half of the third quarter of 2000 compared to the latter half of the fourth quarter of 1999.

Inventories increased $4.1 million to $25.9 million at September 30, 2000 from $21.8 million at December 31, 1999, as a result of the continued increase in bookings during the third quarter of 2000.

Accounts payable increased $2.8 million to $9.5 million at September 30, 2000 from $6.7 million at December 31, 1999. This was a result of increased inventory purchases to support increased sales volume during the quarter ended September 30, 2000 in the wireless and wireline businesses compared to the quarter ended December 31, 1999.

At September 30, 2000, the Company had working capital of $40.7 million and a current ratio of 2.8:1 compared to working capital of $42.0 million and a current ratio of 3.7:1 at December 31, 1999. The decrease is primarily due to the decrease in cash as a result of the debt refinancing.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.53 Second Amended and Restated Credit Agreement, dated as of July 7, 2000, by and between the Registrant and Wells Fargo Bank, National Association.

             10.54 Third Amended and Restated Revolving Line of Credit Note, date July 7, 2000, issued by the Registrant in favor of Wells Fargo Bank, National Association.

             10.55 Term Note, dated July 7, 2000, issued by the Registrant in favor of Wells Fargo Bank, National Association.

             27       Financial Data Schedule

        (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATUM INC.



/s/ Erik H. van der Kaay                           Date    November 13, 2000
-----------------------------------                     -----------------------
Erik H. van der Kaay, President and
Chief Executive Officer



/s/ Robert J. Krist                                Date    November 13, 2000
-----------------------------------                     -----------------------
Robert J. Krist, Vice President and
Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------


10.53 Second Amended and Restated Credit Agreement, dated as of July 7, 2000, by and between the Registrant and Wells Fargo Bank, National Association.

10.54 Third Amended and Restated Revolving Line of Credit Note, date July 7, 2000, issued by the Registrant in favor of Wells Fargo Bank, National Association.

10.55 Term Note, dated July 7, 2000, issued by the Registrant in favor of Wells Fargo Bank, National Association.

27       Financial Data Schedule