Form 10-K
period 2000-12-31
DATUM INC
filed 2001-03-23
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2000

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

Yes  [X]     No  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 13, 2001, was approximately $91,639,086.

The number of outstanding shares of the Registrant's Common Stock as of March 13, 2001 was 6,089,062.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2001 (to be filed with the Commission within 120 days of December 31, 2000): Part III, Items 10-13.

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

                                     PART I

Item 1. BUSINESS.

GENERAL

         Datum designs, manufactures or contracts for manufacture, and markets a wide variety of high-performance time and frequency products used to synchronize the flow of information in telecommunications networks and in numerous other applications. Utilizing its more than 30 years of experience with time and frequency standards, Datum supplies products that can provide accurate time to within a fraction of one second over 100,000 years. Datum serves the markets for high-precision time and frequency devices in the telecommunications industry, which is rapidly expanding as a result of the conversion from analog to digital systems and the expansion of cellular, and Personal Communications Services ("PCS") networks. The Company's Efratom subsidiary invented the Rubidium oscillator in 1971 and believes it currently supplies approximately 80% of the high precision, Rubidium atomic clocks used in cellular and PCS network base stations in the United States. Datum is a major supplier of extremely precise Cesium standards and Global Positioning System ("GPS") receivers that generate or capture time and frequency information for use in wireline telecommunications infrastructures.

         In addition to providing time and frequency products for telecommunications applications, Datum is a growing supplier of timing products used to ensure the integrity of information transmitted through enterprise computing networks. Datum also manufactures time and frequency devices for satellites, including GPS satellites, which utilize the Company's Cesium clocks to provide highly accurate timing and navigation information throughout the world. The Company also provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations. The Company is exploring the developing market for encrypted trusted time. The hardware and software products we believe necessary for legal, non-repudiable time stamps electronic business transactions are in development by the Company.

MARKETS

    Telecommunications

         The telecommunications system is comprised of numerous interconnected networks employing many different transmission technologies. The traditional wireline network is itself a series of networks connected through numerous switches that allow voice, data and video traffic to be transmitted to their ultimate destinations. Wireless networks, including cellular and PCS, are also connected to components of the wireline network through switches. In order for the overall telecommunications system, and the various components within that system, to operate efficiently, it is critical that each network be synchronized and operate within extremely narrow frequency tolerances. Accurate and precise time and frequency devices are necessary at all levels of the telecommunications system to ensure proper synchronization, throughput and quality of service.

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

         An examination of physical evidence is needed in order to create an audit trail of Who, What, Where and When. In the paper world, a notary, a canceled check, or postage mark accomplished this. In the electronic world, the use of time stamping is widely used in conjunction with applications to tie together the who to the when, but there is no security associated with the time and no audit information with the time-stamp. Most time-stamps are derived from inaccurate and easily manipulated internal clocks on servers and network devices. Until recently, this has not been an issue, but with the rapid adoption of electronic commerce, the security and auditability of the present time-stamping methods is proving weak and inadequate.

         Trusted Time(TM) is a suite of products that will provide e-Business with a secure and auditable time stamp. Trusted Time enables any electronic transaction or log - from digital signatures to stock purchases to document filings to invoice payments - to have a certifiable, traceable, and verifiable time stamp. End-user organizations or Digital Trust Authorities will be able to deploy a world-class, secure time stamp solution within their IT infrastructure to create a non-repudiable electronic audit trail for time stamps.

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

         Electronic transactions and logs now have a complex interdependency on multiple servers and network appliances. This complex environment is generating a need for all IT components participating in electronic business to have their internal clocks synchronized to a world standard time. Fortunately, through established international agreement, this time is available anywhere in the world and is referred to as UTC time or Universal Coordinated Time. Datum's TymServe NTP time-server product has been the pioneer solution for IT synchronization to UTC time.

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

         GPS Disciplined Clocks -- For digital TDMA and CDMA applications, considerably more stable timing sources are required to maintain the base station's clocking integrity. To meet this need, the Company provides GPS time and frequency receivers that capture Cesium or Rubidium-based time signals produced by GPS satellites. GPS receivers combine the external Cesium or Rubidium-based timing signals with internal Rubidium or quartz oscillators to provide consistent timing output in the event the receiver loses the external signal.

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

         Quartz Clocks -- The Company also produces and markets a broad line of lightweight, highly stable quartz clocks, particularly suited for space applications. Space qualified versions of these quartz units are aboard satellites used for inter-planetary study, missile tracking and weather monitoring and forecasting, as well as communications and other applications.

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

         Cesium Frequency Standards -- The Company has developed a broad line of Cesium frequency products for numerous applications that require a constant frequency reference. Electric utilities use the Company's Cesium frequency standards to set the frequency of electric power. Other uses include master timing stations for telecommunications networks, global navigation, satellite communications, missile guidance, and precise geographic mapping for offshore oil exploration and accurate placement of offshore oil drilling platforms. The Company also supplies spare and replacement Cesium tubes for a broad segment of the industry.

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

     Time Code Instrumentation Products

         In addition to the time and frequency standards described above, the Company manufactures and markets a line of products that process or utilize basic time and frequency information for various applications. The time is generated from either an internal or external frequency reference in the form of digital codes tailored to specific applications, usually to time-annotated data recording or transmission. To correspond with the time generating equipment described above, the Company makes devices that "read" the coded time, transmitting it to computers, displays, or other devices where the recording of accurate time is required.

     Product Development

         The Company believes that its future success depends largely on its ability to maintain its technological leadership through enhancements of existing products and development of new products that meet a wide range of customer needs. The Company focuses its research and development efforts on improving the core physics and electronics packages in its time and frequency products. Specifically, the Company is conducting research and development in three areas: developing new time and frequency technologies, improving product manufacturability, and enhancing software functionality.

         Although the Company maintains an active development program to improve its product offerings, including specific goals of smaller product size and lower unit cost, there can be no assurance such efforts will be successful, that its new products will achieve customer acceptance or that its customers' products will achieve market acceptance. Failure to develop, or introduce on a timely basis, new products, or product enhancements that achieve market acceptance could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis.

         Research and development expenses totaled $15.3 million, $15.2 million and $11.9 million in 2000, 1999 and 1998, respectively.

CUSTOMERS

         A small number of customers accounts for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies, Inc. ("Lucent"), accounted for approximately 33% and 33% of net sales for the years ended December 31, 2000 and 1999, respectively. The Company's five largest customers accounted for approximately 48% and 45% of net sales during the same period. The Company believes that its major customers continually evaluate whether to purchase time and frequency products from alternate or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company's business and results of operations. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which the Company and such customers do business, which could materially adversely affect the Company's business, results of operations and financial condition.

MARKETING, DISTRIBUTION AND INTERNATIONAL SALES

         The Company's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of the Company's products, particularly for its larger telecommunications timing systems, are lengthy, and can range up to 36 months. Sales are typically made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. Much of the Company's sales occur through independent sales representatives and distributors that target the specific markets that they serve. Corporate personnel in the United States and Germany provide additional direct sales and marketing support for larger accounts.

         Export sales of the Company's products were approximately 25%, 25% and 24% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's total sales for the foreseeable future. As a result, the Company is subject to various risks, which include: economic instability in the United States and internationally; a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; health and safety requirements; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; restrictions against the repatriation of earnings; export control restrictions; overlapping or differing tax structures; political instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

         In the cellular and PCS markets, the Company competes primarily with Frequency Electronics, Inc., and various other quartz oscillator manufacturers. In the wireline market, the Company competes primarily with Symmetricom, Inc., and Oscilloquartz SA. In the enterprise computing market, the Company competes primarily with Tech-Sym Corp., Odetics, Inc. and True-Time, Inc. In the Cesium standards market, the Company competes primarily with Agilent Technologies, Inc. and Frequency Electronics, Inc. In the Rubidium oscillators market, the Company competes primarily with Frequency Electronics, Inc. In addition, certain companies, such as EG&G, Inc. that currently manufacture products exclusively for use in military applications, could enter commercial markets, and compete directly with the Company. In the e-Business market, the Company's pioneering efforts do not have defined competitors at this time. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, that new technologies will not reduce the demand for its products or that it will be able to adapt successfully to changes in the markets served by its products. In addition, there can be no assurance that competitive pressures will not cause the Company to reduce prices, which would negatively affect gross margins and could have a material adverse effect on the Company's results of operations and financial condition.

BACKLOG

         The Company's backlog of orders was approximately $40.9 million on December 31, 2000, compared to approximately $29.7 million a year earlier. The increase was primarily due to increased demand in both the wireless and wireline markets. The Company considers as backlog all orders that are expected to ship to customers within a 6-month period. As part of the Company's close working relationships with its major OEM customers, such customers expect the Company to respond quickly to changes in the volume and delivery schedule of their time and frequency product requirements and to inventory products at the Company's facilities for just-in-time delivery to the OEM customers.

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

GOVERNMENT CONTRACTS

         The Company believes that approximately 7% of its sales in 2000 were made either directly to United States government agencies or indirectly to U.S. government agencies through subcontracts as compared to approximately 10% in 1999 and 12% in 1998 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the U.S. government.

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

MANUFACTURING

         The Company manufactures its products at its plants in Irvine, California; Austin, Texas; Beverly, and Lexington, Massachusetts; and Hofolding, Germany. The Company's Irvine, Austin and Beverly facilities have received ISO 9001 certification. The manufacturing process involves the assembly of numerous individual components by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company also manufactures the physics packages for its Cesium and Rubidium oscillators. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers. In some cases, as a result of customer requirements and the long manufacturing process of certain of the Company's products, the Company maintains up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory.

         The Company currently procures various components from single-sources due to unique component designs as well as certain quality and performance requirements. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to the Company, the Company would be required to purchase comparable components from other sources. If for any reason the Company could not obtain comparable replacement components from other sources in a timely manner, the Company's business, results of operations and financial condition could be adversely affected. In addition, many of the Company's suppliers require long lead-times to deliver requested quantities of components. If the Company were unable to obtain sufficient quantities of components used in the manufacture of its time or frequency products, resulting delays or reductions in product shipments could occur and could have a material adverse effect on the Company's business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion one or more of the electronic components used in the Company's products have become unavailable, resulting in unanticipated redesign and related delays in shipments. There can be no assurance that the Company will not experience similar delays in the future, the occurrence of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         We rely on a continuous power supply to conduct our business, and California's current energy crisis could disrupt our operations and increase our expenses at our Irvine facility.

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage -- that is, when power reserves for the state of California fall below certain critical levels -- California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our Irvine facility. Any such interruption in our ability to continue operations at our Irvine facility could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Additionally, an interruption of power could require the testing of new product to be repeated, causing a delay in shipment of up to one week. Datum is currently evaluating sources for backup power.

         Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities located in California will likely increase which would harm our results of operations.

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

EMPLOYEES

         The Company had 565 employees at December 31, 2000. None of the Company employees are represented by a union. The Company believes its relations with its employees are good.

         The Company's success depends upon the continued services of its key management personnel. The Company and Erik van der Kaay, its Chief Executive Officer, President and a Director, have entered into an employment agreement with an indefinite term. The Company's other key personnel, including technical personnel, would be difficult to replace and are not parties to employment or noncompetitive agreements. The Company's growth and future success will depend largely upon its ability to attract and retain additional highly qualified engineering, sales and marketing personnel. In certain of the Company's locations, the Company has experienced difficulty in attracting and retaining highly qualified technical personnel. The loss of technical personnel who become known and trusted by customers of the Company can have an adverse impact on the Company's relationships with such customers. Delay in adding appropriately trained personnel can lead to program delays, higher product costs, and customer dissatisfaction.

Item 2.  PROPERTIES

         The Company's Irvine, California, manufacturing and executive office facilities occupy an aggregate of 109,000 square feet in two sites under leases, each expiring July 31, 2005. The Company also occupies a facility located in San Jose, California, consisting of 5,800 square feet of sales and marketing space, under a lease expiring on September 30, 2005. The Company has leased office facilities in Lexington, Massachusetts, consisting of 7,280 square feet, that expires on October 31, 2004. The Company also operates a facility located in Hofolding, Germany, consisting of an 8,600 square foot manufacturing facility, expiring on May 31, 2004. The Company owns its facility in Beverly, Massachusetts, comprised of a 32,000 square foot building located on approximately four acres of land. The Company also owns its facility in Austin, Texas, comprised of a 50,000 square foot building, located on approximately nine acres of land. The Company is planning a 20,000 square foot addition to its Beverly facility in 2001 and is contemplating an addition to its Austin plant to meet increased demand in the Cesium standards and wireline markets. The Company believes that its current facilities at its other sites are adequate for its present level of operations.

Item 3.  LEGAL PROCEEDINGS

         In late 1996, the Company received notice of potential environmental contamination from the owner of premises in Austin, Texas that had previously been occupied by Austron, Inc., the Company's wireline operation ("Austron"), prior to the Company's acquisition of Austron in 1988. Although Austron had remediated the site pursuant to then-existing environmental regulations in connection with vacating the site in 1983, the applicable environmental regulations were modified after 1983, providing the basis for the property owner's claim that the soil at the site contains the same contaminants that were the focus of Austron's previous remediation efforts. In compliance with current law, the Company has established the extent of the site contamination, which contamination extends to adjoining properties owned by third parties. The Company believes that it will continue to incur monitoring costs for the next several years in connection with the site contamination and may be subject to claims from adjoining landowners in addition to the claim for remediation discussed above, and the amount of such costs and the extent of the Company's exposure to such claims cannot be determined at this time. Although there can be no assurance that the remediation efforts, the property owners' claims or any related governmental action will not singly or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations, the Company does not believe the aggregated potential liability will have such an effect.

         The Company is also a party to ordinary disputes arising in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.


Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Registrant:

      Name              Age         Positions and Offices with the Registrant
      ----              ---         -----------------------------------------
Erik H. van der Kaay    60          President and Chief Executive Officer since April 1998. Prior to joining Datum, Mr. van der Kaay served as Allen Telecom's
                                    Executive Vice President from 1997 to 1998 and a variety of senior positions from 1990 to 1997. He was President and Chief
                                    Executive Officer of Millitech Corporation from 1988 to 1990. He currently serves on the board of directors for RF Micro-Devices and TranSwitch Corporation.

Paul E. Baia            48          Vice President of the Company since January 1996 and President of its Frequency Time Systems subsidiary since January 1996.
                                    From January 1990 to January 1996 Mr. Baia was General Manager
                                    of FTS. From March 1988 to January 1990 he was Director of
                                    Operations for FTS.

Ilan Havered            45          Vice President, International Sales and Marketing of the Company
                                    since May 2000. From May 1996 to May 2000 Mr. Havered was
                                    Director of International Sales, responsible for activities in
                                    Asia Pacific, Australia and Africa. From April 1995 to May 1996,
                                    he was Manager of International Sales. From July 1990 to April
                                    1995 he served as Systems Product Marketing Manager.

Robert J. Krist         51          Vice President, Chief Financial Officer, Secretary and Treasurer
                                    of the Company since November 2000. From September 1997 to
                                    October 2000, Mr. Krist served as Chief Financial Officer at
                                    Bridge Medical, Inc., a medical supplies company. From 1991 to
                                    1997 he worked at McGaw, Inc., a medical information technology company, serving as Chief Financial Officer from 1991 to 1994 and as President, Central Admixture Pharmacy Services from 1994 to 1997.

Michael J. Patrick      44          Vice President of the Company and President of the Company's
                                    Efratom Time and Frequency Products, Inc. subsidiary since
                                    October 1999. Mr. Patrick also served as Executive Vice
                                    President of Efratom from March 1999 to October 1999, and was
                                    Vice President of Operations from May 1998 to March 1999 for
                                    Efratom. From 1980 to 1998 he worked at Interstate Electronics where he served as Vice President Operations.

John (Jack) R. Rice     56          Vice President of the Company since April 1994 and President of the Company's Austron, Inc. subsidiary since May 1995. Mr. Rice also served as President of the Company's Efratom Time &
                                    Frequency Products, Inc. subsidiary from April 1998 to March
                                    1999. From April 1994 to May 1995 he was General Sales Manager
                                    of the Company. From 1987 to 1994, he served as Director of
                                    North American Sales and of OEM Sales for Emulex Corporation, a
                                    computer hardware manufacturing company.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

         Shares of the Company's common stock are traded on The NASDAQ Stock Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of common stock of the Company as reported on The NASDAQ Stock Market for each quarter of the two most recent fiscal years:

                                                              HIGH      LOW
                                                             -------   ------
         YEAR ENDED DECEMBER 31, 2000
         1st Quarter........................................ 29 5/16   11 1/2
         2nd Quarter........................................ 22 5/8    13 5/8
         3rd Quarter........................................ 40 5/16   17
         4th Quarter........................................ 34 3/16   19

         YEAR ENDED DECEMBER 31, 1999
         1st Quarter........................................  9         6 1/4
         2nd Quarter........................................ 12 13/16   6 9/32
         3rd Quarter........................................ 11 1/16    6 5/8
         4th Quarter........................................ 10 5/16    6

         It is the policy of the Company to retain earnings to finance the future growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's existing credit arrangements restrict the Company from paying cash dividends.

         At March 13, 2001, there were 316 stockholders of record.

Item 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data has been derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheet at December 31, 2000 and 1999 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2000 and notes thereto appear elsewhere in this Report.

                                                                          Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                       2000          1999           1998           1997           1996
                                                     --------      ---------      ---------      ---------      --------
                                                                    (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                                            $132,239      $ 100,168      $ 101,233      $ 114,092      $ 91,854
  Costs and expenses:
    Cost of goods sold                                 73,052         60,097         65,172         68,235        56,285
    Selling                                            17,088         14,475         15,003         15,808        12,182
    Product development                                15,305         15,237         11,903         10,650         7,667
    General and administrative(1)(2)                   16,438         10,842          9,946          9,479        10,127
                                                     --------      ---------      ---------      ---------      --------
    Operating income (loss)                            10,356           (483)          (791)         9,920         5,593
                                                     --------      ---------      ---------      ---------      --------
    Interest expense                                    1,673          1,919          2,051          2,085         2,255
    Interest income                                      (214)          (524)          (434)          (349)           (7)
                                                     --------      ---------      ---------      ---------      --------
Income (loss) before income taxes                       8,897         (1,878)        (2,408)         8,184         3,345
Income tax provision (benefit)                          3,559           (728)          (951)         3,355         1,371
                                                     --------      ---------      ---------      ---------      --------
Net income (loss)                                    $  5,338      $  (1,150)     $  (1,457)     $   4,829      $  1,974
                                                     ========      =========      =========      =========      ========
Net income (loss) per share:
  Basic                                              $   0.90      $   (0.20)     $   (0.27)     $    0.97      $   0.49
                                                     ========      =========      =========      =========      ========
  Diluted                                            $   0.85      $   (0.20)     $   (0.27)     $    0.90      $   0.46
                                                     ========      =========      =========      =========      ========
Shares used in per share calculation:
  Basic                                                 5,949          5,663          5,414          4,973         4,061
                                                     ========      =========      =========      =========      ========
  Diluted                                               6,296          5,663          5,414          5,390         4,253
                                                     ========      =========      =========      =========      ========

                                                                                December 31,
                                                     -------------------------------------------------------------------
                                                       2000           1999           1998           1997          1996
                                                     --------      ---------      ---------      ---------      --------
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                      $ 44,324      $  42,017      $  46,089      $  47,482      $ 26,029
Total assets                                           95,276         87,782         86,920         85,746        68,688
Long-term debt                                          1,750         11,671         14,533         17,418        17,318
Stockholders' equity                                   67,539         58,320         56,978         56,844        34,623

------------
(1) Includes $1.5 million, $1.5 million, $1.5 million, $1.5 million and $1.5 million for 2000, 1999, 1998, 1997 and 1996, respectively, of amortized goodwill and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom.

(2) Includes $1.2 million and $0.5 million in 2000 and 1999, respectively, of amortized goodwill relating to the purchase of Digital Delivery on July 29, 1999.

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

         Net Sales. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, e-business, satellites and in a variety of other test and measurement and e-business applications. Net sales for the Company were $132.2 million, $100.2 million and $101.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent an increase from 1999 to 2000 of 32.0% and a decrease from 1998 to 1999 of 1.1%. Wireline and wireless telecommunications sales increased 61.3% and 31.8%, respectively, in 2000 due to increased product demand. Wireline telecommunications sales increased by 25.7% in 1999, offset by decreased sales in the cellular and PCS wireless telecommunications markets.

         A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies Inc. (Lucent), accounted for approximately 33%, 33%, and 34% of net sales for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. Further, the Company's five largest customers, including Lucent, accounted for approximately 48%, 45%, and 52% of net sales during the same periods. The reduction in orders by, or loss of, any major customer could adversely affect the Company's business, financial condition and results of operations.

         Direct and indirect sales to the United States government were approximately $9.6 million in 2000, $9.9 million in 1999 and $12.5 million in 1998, constituting approximately 7.3%, 9.9% and 12.3% of net sales, respectively. These amounts represent decreases of 3.0% from 1999 to 2000 and 20.5% from 1998 to 1999. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract.

         Gross Margins. Gross margins are derived from net sales and cost of goods sold, which consists primarily of raw materials, labor, overhead and warranty costs. Gross margins were 44.8%, 40.0% and 35.6% in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 was predominantly in the wireless telecommunication market and was primarily a result of enhanced manufacturing and development efficiencies, improved supply chain management and efficiencies gained from increases in sales. The increase in gross margin from 1998 to 1999 was primarily the result of increased gross margins in the wireline telecommunication, enterprise computing, and satellite markets. A decrease in lower margin sales in the wireless telecommunication market also contributed to the increase in gross margin. Gross margins can be adversely affected by a number of factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the Company's rescheduling of customers' orders.

         Selling Expense. Selling expense consists primarily of salaries and other expenses of its sales and marketing personnel, along with sales commissions paid to the Company's third-party representatives and distributors. Selling expense was $17.1 million in 2000, $14.5 million in 1999 and $15.0 million in 1998. These amounts represent an increase of 18.1% from 1999 to 2000 and a decrease of 3.5% from 1998 to 1999. As a percent of net sales, these amounts were 12.9%, 14.5% and 14.8% in 2000, 1999 and 1998, respectively. The increase in expense in 2000 was due to the higher volume of net sales. The decreases in 2000 and 1999 as a percentage of net sales were due to the Company's continued efforts to reduce commissions by replacing outside sales representatives with internal sales staff.

         Product Development. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense was $15.3 million in 2000, $15.2 million in 1999 and $11.9 million in 1998. These amounts represented increases of 0.4% from 1999 to 2000 and 27.7% from 1998 to 1999. Product development expenditures represented 11.6%, 15.2% and 11.8% of net sales in 2000, 1999 and 1998, respectively. The spending increase in 2000 and 1999 from 1998 reflects the continual emphasis on new product design and enhancement of current products.

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

         General and Administrative. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expenses were $16.4 million in 2000, $10.8 million in 1999 and $9.9 million in 1998. These amounts represent increases of 51.6% from 1999 to 2000 and 9.0% from 1998 to 1999. As a percentage of net sales, these amounts were 12.4%, 10.8% and 9.8% in 2000, 1999 and 1998, respectively. The increase in 2000 was predominantly caused by increased incentive accruals related to the Company's profitability, twelve months of Digital Delivery expense, including goodwill amortization, in 2000 versus five months expense in 1999, and charges related to management changes and the consolidation of the San Jose and Beverly operations. The 1999 increase included legal and other expenses related to an unsolicited merger proposal and a receivable write-off related to bankruptcy of a telecom customer, both in the fourth quarter of 1999; an accrual for compliance costs related to a previously disclosed environmental issue at a previous Austin facility; and costs related to a potential acquisition no longer pursued. Such expenses include $2.9 million, $2.1 million and $1.5 million for 2000, 1999 and 1998, respectively, of goodwill amortization and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom and the July 1999 acquisition of Digital Delivery.

         Interest, Net. Net interest expense was $1.5 million, $1.4 million and $1.6 million in 2000, 1999 and 1998, respectively. These amounts constitute an increase of 4.6% from 1999 to 2000 and a decrease of 13.7% from 1998 to 1999. The increase in 2000 in net interest expense was a result of lower interest income and the write-off of unamortized debt expense in the second quarter of 2000 in relation to the Company's refinancing of its debt. The decrease in 1999 was primarily the result of the reduced debt level in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt. Cash provided by operations was approximately $1.8 million in 2000, compared to approximately $5.5 million in 1999, and approximately $6.4 million in 1998. The decrease in cash for the year ended December 31, 2000 was principally due to the Company using its excess cash to pay down debt. Cash generated from net income was offset by increases in accounts receivable and inventory. The increase in cash for the year ended December 31, 1999 primarily resulted from decreased inventory and increased accounts payable balances, offset by an increase in accounts receivable. The increase in cash for the year ended December 31, 1998, was primarily the result of a decrease in inventory offset by a net loss for the year.

         Capital expenditures were approximately $3.9 million, $2.4 million, and $2.7 million in 2000, 1999, and 1998, respectively. The increase in 2000 was primarily the result of the need to provide manufacturing test equipment for the increased volumes produced in 2000.

         At December 31, 2000, the Company had working capital of $44.3 million and a current ratio of 2.9:1, compared to working capital of $42.0 million and a current ratio of 3.7:1 at December 31, 1999. The increase in working capital was primarily the result of the increase in accounts receivable of approximately $12.1 million and an increase in inventories of approximately $4.6 million in 2000. This was offset by decreased cash of $7.3 million in 2000, increased accounts payable balances of $2.1 million in 2000, an increase in accrued expense of $2.7 million in 2000 and an advance on the Company's line of credit of $2.0 million as of December 31, 2000.

         The Company's credit facility includes a $6.0 million term loan maturing June 15, 2002, bearing interest at the rate of 9.15% on the unpaid principal, payable monthly, with the principal repaid in equal installments of $250,000 on the first of every month. In connection with the issuance of promissory notes issued in 1996 that were fully paid off in 2000, the Company issued to The Prudential Insurance Company of America common stock warrants which currently allow for the purchase of 176,303 shares of common stock at an exercise price per share of $11.415.

         The maturity date of the revolving component of the Company's line of credit with Wells Fargo Bank has been extended to June 15, 2001 in a principal amount not to exceed $10.0 million and bearing interest at Wells Fargo's prime rate or at LIBOR plus 2.25%. Under the Wells Fargo credit facility, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred. At December 31, 2000, the Company was in compliance with all debt covenants. The Company believes that cash, cash equivalents, short-term investments and funds generated from operations will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133; Accounting for Derivative instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company implemented SAB 101 in the fourth quarter of 2000 retroactive to January 1, 2000. The impact from implementing SAB 101 was not material to the Company's financial position or results of operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held June 14, 2001 to be filed with the Commission on or before April 30, 2001. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 14, 2001 to be filed with the Commission on or before April 30, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 14, 2001 to be filed with the Commission on or before April 30, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 14, 2001 to be filed with the Commission on or before April 30, 2001.

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

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 23rd day of March, 2001.


                                             DATUM INC.

                                             By /s/ Erik H. van der Kaay
                                                --------------------------------
                                                    Erik H. van der Kaay
                                                    Chief Executive Officer,
                                                    President and Director

                                POWER OF ATTORNEY

The undersigned directors and officers of Datum Inc. constitute and appoint Erik
H. van der Kaay and Robert J. Krist, or any of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Erik H. van der Kaay               President, CEO, Chairman                 March 23, 2001
---------------------------------      (Principal Executive Officer)
    Erik H. van der Kaay


/s/ Robert J. Krist                    Chief Financial Officer                  March 23, 2001
-----------------------------------    (Principal Financial
    Robert J. Krist                    and Accounting Officer)


/s/ Elizabeth A. Fetter                Director                                 March 23, 2001
-----------------------------------
    Elizabeth A. Fetter


/s/ G. Tilton Gardner                  Director                                 March 23, 2001
-----------------------------------
    G. Tilton Gardner


/s/ R. David Hoover                    Director                                 March 23, 2001
-----------------------------------
    R. David Hoover


/s/ Louis B. Horwitz                   Director                                 March 23, 2001
-----------------------------------
    Louis B. Horwitz


/s/ Dan L. McGurk                      Director                                 March 23, 2001
-----------------------------------
    Dan L. McGurk


/s/ Michael M. Mann                    Director                                 March 23, 2001
-----------------------------------
    Michael M. Mann

                           DATUM INC. AND SUBSIDIARIES

               Index To Consolidated Financial Statements Covered
                      By Report of Independent Accountants

                              Item 14(a)(1) and (2)

                                                                 Page references

                                                                            Form
                                                                            10-K
                                                                           -----
The information under the following captions, is included herein:

      Financial Statements

      Report of independent accountants.....................................F-1

      Consolidated balance sheet at December 31,
        2000 and 1999 ......................................................F-2

      Consolidated statement of operations for each of the three years in the period ended December 31, 2000 .....................................F-3

      Consolidated statement of stockholders' equity for each of the three years in the period ended December 31, 2000...................F-4

      Consolidated statement of cash flows for each of the three years in the period ended December 31, 2000 .....................................F-5

      Notes to consolidated financial statements............................F-6


      Financial Statement Schedules

      VIII - Valuation and Qualifying Accounts..............................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Datum Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP
----------------------------------
Orange County, California
February 14, 2001

                           DATUM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                           ----------------------
                                                            2000           1999
                                                           --------      --------
ASSETS

Current assets:
  Cash and cash equivalents                                $  1,017      $  8,271
  Accounts receivable, less allowance for doubtful
    accounts of $664 and $561                                34,988        22,927
  Inventories                                                26,400        21,811
  Prepaid expenses                                              375           495
  Deferred income taxes                                       4,613         3,359
  Income tax refund receivable                                  161           463
                                                           --------      --------
      Total current assets                                   67,554        57,326
Land, buildings and equipment, net                           14,732        14,759
Excess of purchase price over net assets acquired, net
  of accumulated amortization of $7,412 and $5,285           12,595        14,722
Other assets                                                    395           975
                                                           --------      --------
                                                           $ 95,276      $ 87,782
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  8,777      $  6,706
   Accrued salaries and wages                                 4,179         2,269
   Accrued warranty                                           2,173         1,635
   Other accrued expenses                                     1,376         1,144
   Income taxes payable                                       1,705           553
   Advances on line of credit                                 2,020            --
   Current portion of long-term debt                          3,000         3,002
                                                           --------      --------
       Total current liabilities                             23,230        15,309
                                                           --------      --------
Long-term debt                                                1,750        11,671
                                                           --------      --------
Postretirement benefits                                       1,188         1,034
                                                           --------      --------
Other long-term liabilities                                     584           418
                                                           --------      --------
Deferred income taxes                                           985         1,030
                                                           --------      --------
Stockholders' equity
  Preferred stock, par value $.25 per share
    Authorized - 1,000,000 shares
    Issued - none                                                --            --
  Common stock, par value $.25 per share
    Authorized - 10,000,000 shares
    Issued - 6,067,065 shares in 2000
             5,854,997 shares in 1999                         1,517         1,464
  Additional paid-in capital                                 51,441        47,709
  Retained earnings                                          15,516        10,178
  Unamortized stock compensation                               (127)         (309)
  Accumulated other comprehensive loss                         (808)         (722)
                                                           --------      --------
      Total stockholders' equity                             67,539        58,320
                                                           --------      --------
                                                           $ 95,276      $ 87,782
                                                           ========      ========


See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------
                                            2000           1999            1998
                                          ---------      ---------      ---------
Net Sales                                 $ 132,239      $ 100,168      $ 101,233

Operating expenses:
  Cost of sales                              73,052         60,097         65,172
  Selling                                    17,088         14,475         15,003
  Product development                        15,305         15,237         11,903
  General and administrative                 16,438         10,842          9,946
                                          ---------      ---------      ---------
Operating income (loss)                      10,356           (483)          (791)
                                          ---------      ---------      ---------

Interest expense                              1,673          1,919          2,051
Interest income                                (214)          (524)          (434)
                                          ---------      ---------      ---------

Income (loss) before income taxes             8,897         (1,878)        (2,408)
Income tax provision (benefit)                3,559           (728)          (951)
                                          ---------      ---------      ---------
Net income (loss)                         $   5,338      $  (1,150)     $  (1,457)
                                          =========      =========      =========
Net income (loss) per common share:
  Basic                                   $    0.90      $   (0.20)     $   (0.27)
                                          =========      =========      =========
  Diluted                                 $    0.85      $   (0.20)     $   (0.27)
                                          =========      =========      =========

Shares used in per share calculation:
  Basic                                       5,949          5,663          5,414
                                          =========      =========      =========
  Diluted                                     6,296          5,663          5,414
                                          =========      =========      =========


See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK        ADDITIONAL               UNAMORTIZED     ACCUMULATED
                                           --------------------    PAID-IN    RETAINED       STOCK        COMPREHENSIVE
                                            SHARES      AMOUNT     CAPITAL    EARNINGS    COMPENSATION     INCOME (LOSS)    TOTAL
                                           ---------    -------   ----------  --------    ------------    --------------  --------
Balances at December 31, 1997              5,332,860    $ 1,333    $43,231    $ 12,785       $   --           $ (505)     $ 56,844
Issuance of common stock under
  401(k) and ESP Plans                       100,733         25        970                                                     995
Exercise of stock options                     42,250         11        208                                                     219
Income tax benefit from restricted
  stock issued and stock options
  exercised                                                            127                                                     127
Issuance of restricted stock                  30,000          7        405                     (412)                            --
Amortization of stock compensation                                                               44                             44

Comprehensive income:
  Cumulative translation adjustment                                                                              206           206
Net income                                                                      (1,457)                                     (1,457)
                                                                                                                          ---------
Total comprehensive income                                                                                                  (1,251)
                                           ---------    -------    -------    --------       ------           ------      --------
Balances at December 31, 1998              5,505,843      1,376     44,941      11,328         (368)            (299)       56,978
Issuance of common stock under
  401(k) and ESP Plans                       114,877         29        796                                                     825
Exercise of stock options                     20,000          5         81                                                      86
Income tax benefit from restricted
  stock issued and stock options
  exercised                                                             30                                                      30
Amortization of stock compensation                                                               59                             59
Acquisition of Digital Delivery              214,277         54      1,861                                                   1,915

Comprehensive income:
  Cumulative translation adjustment                                                                             (423)         (423)
Net income                                                                      (1,150)                                     (1,150)
                                                                                                                          ---------
Total comprehensive income                                                                                                  (1,573)
                                           ---------    -------    -------    --------       ------           ------      --------
Balances at December 31, 1999              5,854,997      1,464     47,709      10,178         (309)            (722)       58,320
Issuance of common stock under
  401(k) and ESP Plans                        54,888         14      1,032                                                   1,046
Exercise of stock options                    183,473         46      1,453                                                   1,499
Income tax benefit from restricted
  stock issued and stock options
  exercised                                                          1,389                                                   1,389
Amortization of stock compensation                                                              182                            182
Stock based compensation                                               102                                                     102
Cancelled shares from Digital
  Delivery acquisition                       (26,293)        (7)      (244)                                                   (251)

Comprehensive income:
  Cumulative translation adjustment                                                                              (86)          (86)
Net income                                                                       5,338                                       5,338
                                                                                                                          --------
Total comprehensive income                                                                                                   5,252
                                           ---------    -------    -------    --------       ------           ------      --------
Balances at December 31, 2000              6,067,065    $ 1,517    $51,441    $ 15,516       $ (127)          $ (808)     $ 67,539
                                           =========    =======    =======    ========       ======           ======      ========

See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   2000          1999           1998
                                                                 --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                              $  5,338      $ (1,150)     $ (1,457)
                                                                 --------      --------      --------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                 4,459         3,913         3,636
      Amortization of goodwill                                      2,127         1,439           894
      Contribution of shares of common stock to
        the Company's 401(k) plan                                     747           603           706
      Stock based compensation                                        285            59            44
      Income tax benefit from restricted stock issued
        and stock options exercised                                 1,389            30           127

      Changes in assets and liabilities:
        Increase in accounts receivable                           (12,060)       (3,585)       (4,284)
        (Increase) decrease in inventories                         (4,589)        2,743         6,664
        (Increase) decrease in prepaid expenses                       120           (14)         (116)
        Decrease in income tax refund receivable                      302           727           258
        Increase in deferred income taxes                          (1,299)         (895)         (609)
        (Increase) decrease in other assets                           157          (282)         (416)
        Increase in accounts payable                                2,071         1,744           899
        Increase (decrease) in accrued expenses                     2,669          (235)         (297)
        Increase (decrease) in income taxes payable                  (237)          234           162
        Increase (decrease) in other long-term liabilities            166           (18)           16
        Increase in postretirement benefits                           154           216           216
                                                                 --------      --------      --------
      Total reconciling items                                      (3,539)        6,679         7,900
                                                                 --------      --------      --------
      Net cash provided (used) by operating activities              1,799         5,529         6,443
                                                                 --------      --------      --------

Cash flows from investing activities:
  Proceeds from equipment disposals                                    56            --            55
  Capital expenditures                                             (3,938)       (2,359)       (2,699)
  Payment for acquisition, net of cash acquired                        --        (2,111)           --
  Other                                                               (39)           16            (3)
                                                                 --------      --------      --------
      Net cash used by investing activities                        (3,921)       (4,454)       (2,647)
                                                                 --------      --------      --------

Cash flows from financing activities:
  Proceeds from line of credit                                      2,020            --            --
  Proceeds from long-term debt                                      6,000            --            --
  Payments of long-term debt                                      (16,253)       (3,025)          (22)
  Proceeds from exercise of stock options and ESP plan              3,187           337           508
                                                                 --------      --------      --------
      Net cash provided (used) for financing activities            (5,046)       (2,688)          486
Effect of exchange rate changes on cash and cash equivalents          (86)         (423)          206
                                                                 --------      --------      --------
Net increase (decrease) in cash and cash equivalents               (7,254)       (2,036)        4,488
Cash and cash equivalents at beginning of period                    8,271        10,307         5,819
                                                                 --------      --------      --------
Cash and cash equivalents at end of period                       $  1,017      $  8,271      $ 10,307
                                                                 ========      ========      ========

See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

          Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated.

          Revenue Recognition: Most revenues are recorded when title transfers and risks of ownership are passed to customers. This usually occurs when products are shipped. Revenues from the sale of products in consigned inventory are recognized when a customer uses the product. In cases where customer acceptance clauses are present in a sales arrangement, revenue subject to contractual acceptance clauses is deferred until acceptance occurs.

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

          Inventories comprise the following (in thousands):

                                                           DECEMBER 31,
                                                        ------------------
                                                          2000       1999
                                                        -------     ------
          Purchased parts                               $13,015     $8,720
          Work-in-process                                 7,873      8,082
          Finished products                               5,512      5,009
                                                        -------     ------
                                                        $26,400    $21,811
                                                        =======    =======

          Land, Buildings and Equipment: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following (in thousands):

                                                     DECEMBER 31,
                                                ---------------------      DEPRECIABLE
                                                 2000          1999           LIFE
                                                -------       -------    --------------
          Land                                  $ 2,040       $ 2,040
          Buildings                               5,435         5,210    30 to 40 years
          Equipment                              23,509        21,974    3 to 10 years
          Leasehold improvements                  1,315         1,185    5 to 10 years
                                                -------       -------
                                                 32,299        30,409
          Less accumulated depreciation
            and amortization                     17,567        15,650
                                                -------       -------
                                                $14,732       $14,759
                                                =======       =======

          Expenditures for maintenance and repairs are charged directly to operations, and betterments and major renewals are capitalized.

          Excess of Purchase Price Over Fair Value of Net Assets of Businesses
Acquired: The excess of the purchase price of businesses or assets acquired over the fair value of the net assets ("goodwill") is amortized over varying periods ranging from 4 to 40 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of an asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

          Income Taxes: The Company uses the liability method of accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense for the period is calculated as the change in net deferred tax liabilities and assets.

          Consolidated Statement of Cash Flows: For purposes of the consolidated statement of cash flows, cash equivalents include highly liquid investments with an original maturity of less than three months. Cash paid for interest totaled $1.1 million, $1.7 million and $1.8 million in 2000, 1999 and 1998, respectively. Cash paid for income taxes totaled $2.5 million, $0.2 million and $0.3 million in 2000, 1999 and 1998, respectively. Significant non-cash transactions affecting the Company's accounts consisted of tax benefits from the exercise of common stock options of $1.3 million, $0.03 million and $0.1 million in 2000, 1999 and 1998, respectively.

          Stock Options and Awards: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. See the disclosures in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123) in Note E.

          Net Income Per Share: Net income per share-Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Net income per share-Diluted reflects the potential dilution that could occur if stock warrants or options were exercised. In 1999 and 1998, the Company did not include potential common stock issuances in the calculation of Net income per share-Diluted as such inclusion would have an anti-dilutive effect. Net income per share is calculated as follows (in thousands, except share data):

                                                  YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                            2000           1999            1998
                                         ----------    -----------     -----------
Net income (loss)                        $    5,338    $    (1,150)    $    (1,457)
                                         ==========    ===========     ===========
Shares outstanding - Basic                5,948,789      5,663,146       5,414,075
Effect of dilutive securities:
    Warrants                                 49,893             --              --
     Stock options                          297,185             --              --
                                         ----------    -----------     -----------
Shares outstanding - Diluted              6,295,867      5,663,146       5,414,075
                                         ==========    ===========     ===========
Net income (loss) per share - Basic      $     0.90    $     (0.20)    $     (0.27)
                                         ==========    ===========     ===========
Net income (loss) per share - Diluted    $     0.85    $     (0.20)    $     (0.27)
                                         ==========    ===========     ===========

          Because the effect would have been anti-dilutive, stock options representing 134,957 and 87,461 shares in 1999 and 1998, respectively, and warrants representing 21,093 shares in 1998 have been excluded from the computation of diluted earnings per share.

          Disclosures About Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable, accrued liabilities and notes payable approximate their fair values because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

          Comprehensive Income: Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of comprehensive income other than net income of the Company is currency translation adjustments.

          Foreign Currency Translation: Assets and liabilities of the Company's German subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in other comprehensive income.

          Concentration of Credit Risk: A small number of customers accounts for a substantial portion of the Company's net sales, and therefore also represents a substantial amount of receivables at any point in time. As of December 31, 2000, one customer accounted for approximately 15.7% of accounts receivables and four others collectively accounted for approximately 19.9%. The Company performs regular credit evaluations of its customers and has not experienced any significant credit losses.

          New Accounting Pronouncements: In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

          In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company implemented SAB 101 in the fourth quarter of 2000 retroactive to January 1, 2000. The impact from implementing SAB 101 was not material to the Company's financial position or results of operations.

NOTE B -- DEBT

          Long-term obligations outstanding are as follows (in thousands):

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                      2000         1999
                                                                     -------     --------
$6,000 term loan, principal due monthly beginning August 1, 2000, to June 15, 2002, with interest payable monthly at 9.15%,
  secured by all assets                                              $ 4,750     $     --

$6,000 Series A Senior Secured Notes (net of discount of $49), principal due semi-annually beginning March 27, 1999, to
  September 27, 2000, with interest payable quarterly at 9.07%,
  secured by all assets                                                   --        2,951

$12,000 Series B Senior Secured Notes (net of discount of $281), principal due semi-annually beginning March 27, 2001, to
  September 27, 2003, with interest payable quarterly at 10.25%,
  secured by all assets                                                   --       11,719

Capital equipment leases for machinery and equipment with
  interest at 11.59% maturing in 2000                                     --            3
                                                                     -------     --------
Total debt                                                             4,750       14,673

  Less current portion                                                (3,000)      (3,002)
                                                                     -------     --------
Long-term debt, less current portion                                 $ 1,750     $ 11,671
                                                                     =======     ========

          Aggregate maturities of long-term debt before debt discount at December 31, 2000 are as follows (in thousands):


                        2001                    $3,000
                        2002                     1,750
                        2003                        --
                        2004                        --
                        2005                        --
                                                ------
                              Total             $4,750
                                                ======

          The Company's current two-year revolving line of credit was renewed on June 15, 1999 and amended on July 7, 2000 at an amount not to exceed $10 million. Interest is payable at prime or at LIBOR plus 2.25% (9.5% at December 31, 2000). The line is secured by all assets of the Company. The line had an outstanding balance of $2.0 million at December 31, 2000.

          The Company issued common stock warrants in connection with the Series A and Series B Senior Secured Notes allowing for the purchase of up to 175,000 shares of common stock at an exercise price of $11.50 per share. The common stock warrants, which were valued at $0.8 million by the Company, have been reflected as debt discount and have been fully amortized as additional interest expense. As a result of the Company's follow-on public offering in 1997 and the acquisition of Digital Delivery in 1999, the warrants were adjusted to allow for the purchase of 176,303 shares of common stock at an adjusted exercise price of $11.415. The value of the common stock warrants is included in additional paid-in capital.

          The current credit agreements impose operating and financial restrictions on the Company, including a requirement to maintain certain financial ratios and a certain profitability level. Such restrictions affect, and in some respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay certain indebtedness prior to its stated maturity, create liens, engage in mergers and acquisitions, transfer assets, make certain capital expenditures and pay dividends. At December 31, 2000, the Company was in compliance with all debt covenants.

NOTE C -- INCOME TAXES

          In 2000, 1999, and 1998, pretax income (loss) was attributed to the following jurisdictions (in thousands):


                                  2000       1999        1998
                                 ------    -------     -------

          Domestic Operations    $8,655    $(2,095)    $(2,696)
          Foreign Operations        242        217         288
                                 ------    -------     -------
          Total                  $8,897    $(1,878)    $(2,408)
                                 ======    =======     =======


          The income tax provision (benefit) comprises the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2000        1999      1998
                                                   -------     -----     -----
          Provision (benefit) for income taxes:

            Current:
               Federal                             $ 4,020     $(613)    $(682)
               State                                   729       682       210
               Foreign                                 109        98       130
                                                   -------     -----     -----
                                                     4,858       167      (342)
                                                   -------     -----     -----

            Deferred:
               Federal                              (1,295)     (207)     (336)
               State                                    (4)     (688)     (273)
                                                   -------     -----     -----
                                                    (1,299)     (895)     (609)
                                                   -------     -----     -----
                                                   $ 3,559     $(728)    $(951)
                                                   =======     =====     =====

          The tax benefits associated with the exercise of non-qualified stock options reduced taxes currently payable as shown above by $1.4 million, $0.03 million and $0.1 million in 2000, 1999 and 1998, respectively. Such benefit was credited to additional paid in capital.

          The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                        2000                      1999                     1998
                                                --------------------       ------------------       -------------------
                                                              Pretax                   Pretax                    Pretax
                                                Amount        Income       Amount      Income       Amount       Income
                                                -------       ------       ------      ------       ------       ------
Computed expected tax expense (benefit)         $ 3,025        34.0%       $(640)       (34.0%)     $(819)       (34.0%)

State income tax (benefit), net of federal
  income tax effect                                 639         7.2%        (127)       (6.8%)        (63)       (2.6%)

Amortization of excess of purchase price
  over net assets acquired                          443         5.0%         209        11.0%          31         1.2%

Foreign earnings taxed at different
  rates                                              24         0.3%          22         1.2%          28         1.2%

Research and development tax credits               (785)       (8.8%)       (242)       (12.9%)      (123)       (5.1%)

Other                                               213         2.3%          50         2.8%          (5)       (0.2%)
                                                -------        ----        -----        ----        -----        ----
                                                $ 3,559        40.0%       $(728)       (38.7%)     $(951)       (39.5%)
                                                =======        ====        =====        ====        =====        ====

          The primary components of temporary differences that give rise to the Company's net deferred tax assets are as follows (in thousands):

                                                        DECEMBER 31,
                                                     ------------------
                                                      2000        1999
                                                     ------      ------
Deferred tax assets:
  Inventory                                          $1,627      $1,522
  Accruals and reserves                               2,616       2,247
  Net operating loss carryovers                           9         246
  Tax credits                                         1,572         580
                                                     ------      ------
                                                      5,824       4,595
                                                     ------      ------
 Deferred tax liabilities:
  Property, plant and equipment                       2,162       2,237
  Other                                                  34          29
                                                     ------      ------
                                                      2,196       2,266
                                                     ------      ------
                                                     $3,628      $2,329
                                                     ======      ======

          The Company has a California net operating loss carryover of $103 thousand that begins expiring in 2003. The Company also has federal and California research and development tax credit carryovers of $844 thousand and $728 thousand, respectively. The federal tax credits begin expiring in 2018 and the California tax credits do not expire.

NOTE D -- POST-RETIREMENT BENEFITS

          Post-retirement benefits are recognized over the employee's service period based on the expected costs of providing such benefits to the employee and the employee's beneficiaries after retirement. The Company elected to recognize the transition obligation over a 20-year period.

          The Company's post-retirement benefit program comprises two plans, the life insurance plan and the health care plan. Any permanent full-time employee is eligible for participation upon retirement after age 62 and with 12 years of service. The health care plan is a contributory plan.

          The following sets forth the Company's post-retirement program's status reconciled with amounts reported in the consolidated balance sheet (in thousands):

                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                       2000          1999
                                                                     -------       -------
          Accumulated post-retirement benefit obligation:
              Benefit obligation at beginning of year                $ 1,427       $ 1,239
                 Service cost                                            127           127
                 Interest cost                                            86            86
                 Actuarial gains                                         (59)            5
                 Expected benefits paid                                  (30)          (30)
                                                                     -------       -------
              Benefit obligation at end of year                        1,551         1,427
              Plan assets at fair value                                   --            --
                                                                     -------       -------
              Accumulated post-retirement benefit obligation
                in excess of plan assets                               1,551         1,427
              Unrecognized transition obligation                        (361)         (391)

              Unrecognized net gain (loss)                                (2)           (2)
                                                                     -------       -------
              Accrued post-retirement benefit obligation             $ 1,188       $ 1,034
                                                                     =======       =======

          Net periodic post-retirement benefit cost includes the following components (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
          Service cost                               $127       $127       $127
          Interest cost                                86         86         86
          Amortization of transition obligation        30         30         30
          Amortization of actuarial loss                3          3          3
                                                     ----       ----       ----
          Net periodic postretirement expense        $246       $246       $246
                                                     ====       ====       ====
          Discount rate                              6.75%      6.75%      6.75%
                                                     ====       ====       ====

          For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000. The rate was assumed to decrease gradually to 4.75% for 2007 and remain at that level thereafter. The effect of one percentage point increase in the assumed healthcare cost trend rate would increase the total of the service and interest cost components by $7 thousand and increase the post-retirement benefit obligation by $32 thousand. A one percent decrease in the assumed trend rate would decrease the total of the service and interest components by $7 thousand and decrease the post-retirement benefit obligation by $27 thousand.

NOTE E -- COMMON STOCK RESERVED

          In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan. This plan provides for the granting of incentive or nonqualified options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The exercise price of the shares covered by each nonqualified option granted and purchase price of restricted shares is determined by the Administrator. The exercise price of common stock covered by each incentive option cannot be less than the fair market value of such shares on the date of grant. As of December 31, 2000 there have been no nonqualified options issued at an exercise price less than the market value on the date of grant and there have been no incentive options granted. Generally, options vest in 25% increments over four years and have a 10-year term. The initial shares available under the Plan for issuance were 250,000 with annual increases of 50,000 on the last day of each calendar year. The stockholders of the Company approved amendments to the Plan, providing for 200,000 additional option shares in March 1995, June 1997, June 1998 and June 2000, to be reserved for issuance thereunder. In June 1998, the stockholders also approved an amendment to change the annual increase from 50,000 to 2% of the number of shares of common stock outstanding as of the Company's fiscal year-end. As of December 31, 2000, 1,598,442 shares have been reserved for the Plan. This plan replaced the prior stock plan and Restricted Stock Award Plan that expired in 1994.

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

          Stock option activity for years ended December 31, 2000, 1999 and 1998 is as follows:

                                                      OPTIONS OUTSTANDING
                                                 -----------------------------
                                                   NUMBER     WEIGHTED AVERAGE
                                                  OF SHARES    EXERCISE PRICE
                                                 ----------   ----------------
          Outstanding at December 31, 1997         556,023        $ 11.84
              Granted                              564,250        $ 12.36
              Exercised                            (72,250)       $  3.03
              Cancelled                           (225,875)       $ 17.73
                                                 ---------        -------
          Outstanding at December 31, 1998         822,148        $ 11.35
              Granted                              316,500        $  7.18
              Exercised                            (20,000)       $  4.28
              Cancelled                            (89,000)       $ 13.89
                                                 ---------        -------
          Outstanding at December 31, 1999       1,029,648        $  9.99
              Granted                              373,750        $ 20.70
              Exercised                           (183,473)       $  7.98
              Cancelled                            (90,438)       $ 11.70
                                                 ---------        -------
          Outstanding at December 31, 2000       1,129,487        $ 13.72
                                                 =========        =======

          The number of options exercisable and the related weighted average exercise price were 415,174 shares at $10.86 at December 31, 2000, 409,585 shares at $9.95 at December 31, 1999 and 276,022 shares at $8.16 at December 31, 1998.

          As of December 31, 2000, 1999 and 1998, there were 226,455, 188,542 and 298,942 shares, respectively, available for grant under the 1994 Incentive Stock Plan.

          Additional information regarding options outstanding at December 31, 2000 is as follows:

                                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ----------------------------------------------------------      ----------------------------------
                               NUMBER           WEIGHTED AVERAGE          WEIGHTED             NUMBER             WEIGHTED
   RANGE OF                  OUTSTANDING           REMAINING              AVERAGE           EXERCISABLE           AVERAGE
   EXERCISE PRICES         AS OF 12/31/00       CONTRACTUAL LIFE       EXERCISE PRICE      AS OF 12/31/00      EXERCISE PRICE
   ----------------        --------------     -------------------      --------------      --------------      --------------
   $ 3.75 - $ 7.00             261,212                 7.64                 $6.51              104,087               $5.87
   $ 7.25 - $10.76             283,525                 6.69                $10.18              185,775              $10.33
   $10.81 - $15.75             232,250                 7.65                $14.05               96,250              $14.14
   $16.25 - $21.88             302,500                 9.27                $21.18               21,562              $20.12
   $22.69 - $28.88              50,000                 8.88                $24.89                7,500              $24.50
   ---------------           ---------                 ----                ------              -------              ------
   $ 3.75 - $28.88           1,129,487                 7.90                $13.72              415,174              $10.86
   ===============           =========                 ====                ======              =======              ======

          In June 1997, the stockholders of the Company approved the Employee Stock Purchase Plan ("the Purchase Plan"), which authorized the Company to issue and reserve for the Purchase Plan, or purchase up to an aggregate of 250,000 shares of common stock in open market transactions for the benefit of participating employees during the term of the Purchase Plan. The purchase price per share for which shares of common stock are purchased in an offering period under the Purchase Plan is the lesser of 90% of the fair market value of a share of common stock on the grant date or 90% of the fair market value of a share of common stock on the purchase date. Shares issued under the Plan were 17,451 in 2000, 35,922 in 1999 and 34,931 in 1998 at a weighted average price of $17.14, $6.16 and $8.31, respectively.

          Had compensation cost been determined on the basis of fair value pursuant to FAS 123 net income (loss) and net income (loss) per share would have been as follows (in thousands, except share data):

                                              YEAR ENDED DECEMBER 31,
                                           -----------------------------
                                            2000       1999       1998
                                           ------     -------    -------

          Net income (loss)
            As reported                    $5,338     $(1,150)   $(1,457)
                                           ======     =======    =======
            Pro forma                      $3,994     $(2,108)   $(2,497)
                                           ======     =======    =======

          Net income (loss) per share
            As reported - Diluted          $ 0.85     $ (0.20)   $ (0.27)
                                           ======     =======    =======
            Pro forma - Diluted            $ 0.63     $ (0.37)   $ (0.46)
                                           ======     =======    =======

          Pro forma information regarding net income (loss) and net earnings
(loss) per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                         EMPLOYEE STOCK OPTIONS                 EMPLOYEE STOCK PURCHASE PLAN
                                   ----------------------------------        ----------------------------------
                                    2000          1999          1998          2000          1999          1998
                                   ------        ------        ------        ------        ------        ------
Expected life (years)                  5             5             5          0.25          0.25          0.25
Expected volatility                82.92%        78.86%        74.84%        89.46%        75.29%        78.72%
Risk free interest rate             6.06%         5.55%         4.94%         5.86%         4.67%         4.93%
Expected dividend yield             0.00%         0.00%         0.00%         0.00%         0.00%         0.00%

          The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during 2000, 1999 and 1998 were $14.42, $4.83 and $8.61 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plan during 2000, 1999 and 1998 were $5.65, $1.93 and $2.97 per share, respectively.

NOTE F -- SAVINGS AND RETIREMENT PLAN

          Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 3% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $0.8 million, $0.6 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Employees vest in increments of 20% for each year of service and are fully vested after 5 years.

NOTE G -- SEGMENT AND RELATED INFORMATION

          The Company has six reportable segments: Irvine, CA, Austin, TX, Beverly, MA, San Jose, CA, Lexington, MA, and Hofolding, Germany. The Irvine, CA segment produces product primarily for the wireless telecommunication market. At the Austin, TX segment, products are primarily produced for the wireline telecommunication market. At the Beverly, MA segment, Cesium standards are produced for the telecommunications test and measurement and satellite markets. The San Jose, CA segment produces product for both the enterprise computing and test and measurement markets. The San Jose, CA segment was successfully combined with the Beverly, MA segment in the fourth quarter of 2000. The Lexington, MA segment produces products for the e-business market. The Hofolding, Germany segment produces product for the wireless and wireline telecommunications and test and measurement markets.

          The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating income. Segment net sales include sales to external customers and to other Company segments (intersegment sales). Segment operating income does not include corporate expenses, amortization of goodwill, and intersegment profit elimination. Identifiable assets include accounts receivable, inventories, and land, building and equipment and do not include cash, income tax refund receivable and deferred income taxes, prepaid expenses, goodwill and other long-term corporate assets.

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

          The table below presents information about reported segments for the years ended December 31 (in thousands):

                               IRVINE,       AUSTIN,      BEVERLY,       SAN JOSE,     LEXINGTON,   HOFOLDING,
                                 CA            TX            MA            CA             MA         GERMANY         TOTAL
                              --------       -------      --------       ---------     ----------   ----------     --------
2000

Net sales                     $ 57,904       $51,511      $ 22,104       $ 10,068       $   470       $ 6,122      $148,179
Operating income (loss)         11,365         9,768         3,318         (2,162)       (2,964)          273        19,598
Identifiable assets             23,927        27,762        16,526          1,101         1,372         3,129        73,817
Capital expenditures             1,209         1,047           572            296           323            36         3,483

1999

Net sales                     $ 43,277       $31,824      $ 14,901       $ 14,511       $   130       $ 5,413      $110,056
Operating income (loss)         (2,259)        5,081         1,555            363          (504)          380         4,616
Identifiable assets             17,126        19,436        12,260          4,977           206         1,920        55,925
Capital expenditures               601           866           365            326            74            92         2,324

1998

Net sales                     $ 48,340       $25,309      $ 14,882       $ 14,128       $    --       $ 6,249      $108,908
Operating income (loss)         (2,565)        5,083         1,117            188            --           536         4,359
Identifiable assets             22,722        14,765         9,867          6,027            --         2,251        55,632
Capital expenditures             1,177           538           772            115            --            97         2,699

          A reconciliation of total segment net sales, operating income, identifiable assets and capital expenditures to total consolidated amounts, for the years ended December 31 is as follows (in thousands):

                                                  2000            1999            1998
                                                ---------       ---------       ---------
NET SALES
  Total segment net sales                       $ 148,179       $ 110,056       $ 108,908
  Elimination of intersegment revenue             (15,940)         (9,888)         (7,675)
                                                ---------       ---------       ---------
    Consolidated net sales                      $ 132,239       $ 100,168       $ 101,233
                                                =========       =========       =========
OPERATING INCOME
  Total operating income for segment sales      $  19,598       $   4,616       $   4,359
  Corporate expense                                (5,790)         (2,952)         (3,242)
  Amortization of goodwill                         (2,867)         (2,179)         (1,634)
  Intercompany profit                                (585)             32            (274)
                                                ---------       ---------       ---------
    Consolidated operating income               $  10,356       $    (483)      $    (791)
                                                =========       =========       =========
IDENTIFIABLE ASSETS
  Total segment assets                          $  73,817       $  55,925       $  55,632
  Goodwill                                         16,016          18,883          16,131
  Cash                                              1,017           8,271          10,307
  Income tax receivable and deferred
    income taxes                                    4,774           3,822           4,287
  Other assets                                       (348)            881             563
                                                ---------       ---------       ---------
    Consolidated assets                         $  95,276       $  87,782       $  86,920
                                                =========       =========       =========
CAPITAL EXPENDITURES
  Total segment capital expenditures            $   3,483       $   2,324       $   2,699
  Other additions                                     455              35              --
                                                ---------       ---------       ---------
    Consolidated capital expenditures           $   3,937       $   2,359       $   2,699
                                                =========       =========       =========

          The following table sets forth the geographical components of international sales for the years ended December 31 (in thousands):

      INTERNATIONAL SALES       2000           1999          1998
                              -------        -------        -------
          China               $ 3,960        $ 1,208        $ 2,782
          Brazil                3,736          1,530            649
          Canada                3,518          3,209          5,280
          Germany               3,406          2,965          3,190
          South Korea           2,484          2,974          1,367
          Japan                 1,379            885          1,981
          Other                14,333         11,825          9,108
                              -------        -------        -------
                              $32,816        $24,596        $24,357
                              =======        =======        =======

          Sales from one customer of the Company's Irvine, CA segment represented 33%, 33% and 34% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively.

NOTE H -- COMMITMENTS

          Total rental expense for operating leases amounted to $1.7 million, $1.6 million and $1.9 million in 2000, 1999 and 1998, respectively. The future minimum rental commitments under all non-cancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows (in thousands):

                       2001                               $2,049
                       2002                                1,913
                       2003                                1,784
                       2004                                1,588
                       2005                                1,063
                       Thereafter                            474
                                                          ------
                         Total minimum lease payments     $8,871
                                                          ======

NOTE I -- ACQUISITION

          On July 29, 1999, the Company acquired all of the outstanding capital stock of Digital Delivery, Inc. (DDI), a Massachusetts corporation. The Company issued 214,277 shares of its Common Stock and paid $1.5 million in cash. The DDI stockholders will also receive additional consideration based on certain performance criteria through December 31, 2001. The acquisition has been accounted for using the purchase method of accounting. Goodwill of approximately $4.9 million is being amortized over four years using the straight-line method.

          DDI is a leading provider of secure information and management software. DDI's patented encryption models and leading-edge compression technologies enable organizations to distribute data and conduct electronic commerce securely via the Internet, Intranet, Extranet, CD-ROM and digital versatile disk.

          The unaudited pro forma combined results of operations of the Company and DDI for the twelve months ended December 31, 1999 and 1998, presuming the acquisition had taken place on January 1, 1998, after giving effect to certain pro forma adjustments, are as follows (In thousands, except per share data):

                                                  YEAR ENDED DECEMBER 31,
                                              ------------------------------
                                                 1999                1998
                                              ----------         -----------
          Net sales                           $  100,523         $   101,349
                                              ==========         ===========
          Net income (loss)                   $   (2,335)        $    (3,227)
                                              ==========         ===========

          Net income (loss) per share:
               Basic                          $    (0.40)        $     (0.57)
                                              ==========         ===========
               Diluted                        $    (0.40)        $     (0.57)
                                              ==========         ===========

          The condensed pro forma combined financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company or what the results of operations would have been had the acquisition been effective on the date indicated.

NOTE J -- SUMMARIZED QUARTERLY DATA (UNAUDITED)

          The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2000 and 1999 is as follows (in thousands, except per share data):

                                                           QUARTER ENDED
                                      ----------------------------------------------------------
                                      MARCH 31         JUNE 30        SEPT. 30          DEC. 31
                                      --------         -------        --------         ---------
2000:

Net sales                             $ 28,944         $33,567        $ 36,197         $ 33,531
Gross profit                          $ 12,222         $15,880        $ 16,421         $ 14,663
Net income                            $    328         $ 1,062        $  2,047         $  1,900
Net income per share - basic          $   0.06         $  0.18        $   0.34         $   0.32
Net income per share - diluted        $   0.05         $  0.17        $   0.32         $   0.30

1999:

Net sales                             $ 24,552         $24,765        $ 25,017         $ 25,834
Gross profit                          $  9,239         $10,630        $ 10,109         $ 10,093
Net income                            $   (191)        $   222        $   (619)        $   (562)
Net income per share - basic          $  (0.03)        $  0.04        $  (0.11)        $  (0.10)
Net income per share - diluted        $  (0.03)        $  0.04        $  (0.11)        $  (0.10)

          The interim financial information was reviewed by the Company's independent accountants in accordance with standards established for such reviews.

                           DATUM INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                          BALANCE AT                                  BALANCE
                                          BEGINNING                                  AT END OF
         DESCRIPTION                      OF PERIOD     ADDITIONS     DEDUCTIONS      PERIOD
         -----------                      ----------    ---------     ----------     ---------
YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts             $  561        $  814        $  711        $  664
Reserve for inventories                      4,157         1,431         2,178         3,410
Accumulated amortization of acquired
  intangible assets                          5,285         2,127            --         7,412

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts             $  153        $  420        $   12        $  561
Reserve for inventories                      4,536         2,684         3,063         4,157
Accumulated amortization of acquired
  intangible assets                          3,845         1,440            --         5,285

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts             $   71        $  119        $   37        $  153
Reserve for inventories                      3,737         2,275         1,476         4,536
Accumulated amortization of acquired
  intangible assets                          2,951           894            --         3,845

                                  EXHIBIT INDEX

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                            DESCRIPTION                                       PAGE
---------                          -----------                                   ------------
   2.2      Agreement and Plan of Merger Agreement, dated July 29, 1999, among        --
            the Registrant, Digital Delivery, Inc., certain stockholders of
            Digital Delivery and Datum Acquisition Sub, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated July
            29, 1999, as amended).

   3.1      Certificate of Incorporation of Datum Inc., a Delaware corporation,       --
            as amended to date (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter ended June 30, 1996).

   3.2      Bylaws of Datum Inc. as amended to date (incorporated by reference        --
            to the exhibit 1 on Form 8-K dated November 17, 1999).

   4.2      Rights Agreement, dated as of November 8, 1999, between the               --
            Registrant and ChaseMellon Shareholder Services, L.L.C.
            (incorporated by reference to Exhibit 1 to the Company's
            Registration Statement on Form 8-A, Registration No. 000-06272).

  10.4      1984 Stock Option Plan, as amended to date (incorporated by               --
            reference to Registrant's Registration Statements on Form S-8,
            Registration No.'s 2-96564, 33-10035 and 33-41709).

  10.10     Form of Indemnification Agreement dated May 27, 1987 as entered into      --
            with certain directors and officers of Registrant (incorporated by reference to same numbered exhibit to Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1991).

  10.19     Savings and Retirement Plan, as amended to date (incorporated by          --
            reference to same numbered exhibit to Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1991).

  10.21     Consulting Agreement dated October 9, 1992 with Louis B. Horwitz          --
            (incorporated by reference to same numbered exhibit to Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1992).

  10.21.1   First Amendment to Consulting Agreement, dated as of March 1, 1996,       --
            between Louis B. Horwitz and the Registrant (incorporated by reference to the same numbered exhibit to Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1996).

  10.29     1994 Stock Incentive Plan (incorporated by reference to Registrant's      --
            Registration Statement on Form S-8, Registration No. 33-79772).

  10.29.1   Amendment to 1994 Stock Incentive Plan, effective March 17, 1995.         --
            (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December 31, 1994).

  10.29.2   Second Amendment to 1994 Stock Incentive Plan, effective June 5,          --
            1997 (incorporated by reference to Registrant's Registration
            Statement on Form S-8, Registration No. 33-79772).

  10.30.5   Amended and Restated Credit Agreement dated as of September 27,           --
            1996, by and between the Registrant and Wells Fargo Bank, N.A.
            (incorporated by reference to the same numbered exhibit to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996).

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                            DESCRIPTION                                       PAGE
---------                          -----------                                   ------------
  10.32     Lease Agreement dated September 15, 1986 by and between The Irvine        --
            Company and Efratom Division, Ball Corporation, for Efratom Time and
            Frequency Products, Inc.'s facility at 3 Parker, Irvine, California.
            (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December 31, 1994).

  10.32.1   First Amendment to Lease dated March 15, 1995 by and between The          --
            Irvine Company and Efratom Division, Ball Corporation for Lease
            Agreement dated September 15, 1986 (Exhibit 10.32) (incorporated by reference to the same numbered exhibit on Form 10-K for the year ended December 31, 1994).

  10.32.2   Amendment to Leases dated May 11, 1995 between the Irvine Company         --
            and the Registrant (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter ended June 30, 1995).

  10.32.4   Second Amendment to Lease dated May 11, 1995 for 3 Parker                 --
            (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter ended June 30, 1995).

  10.34     Industrial Lease dated May 11, 1995 between the Irvine Company and        --
            the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q for the quarter ended June 30,
            1995).

  10.35     Lease Agreement dated January 4, 1996, by and between Berg & Berg         --
            Developers and the Registrant relating to Registrant's Facility at
            6781 Via Del Oro, San Jose, California (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K for the year ended December 31, 1995).

  10.36     Note and Warrant Purchase Agreement, dated as of September 27, 1996,      --
            by and between The Prudential Insurance Company of America and the
            Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

  10.37     Common Stock Purchase Warrant, dated September 27, 1996                   --
            (incorporated by reference to the same numbered exhibit to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996).

  10.38     Series A Senior Secured Notes, dated September 27, 1996, in favor of      --
            The Prudential Insurance Company of America (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1996).

  10.39     Series B Senior Secured Notes, dated September 27, 1996, in favor of      --
            The Prudential Insurance Company of America (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1996).

  10.41     Employee Stock Purchase Plan (incorporated by reference to                --
            registrant proxy statement for its Annual Meeting of Stockholders on
            June 5, 1997, filed with the commission on May 1, 1997).

  10.42     Employee Agreement dated March 27, 1998, between the Company and          --
            Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1998).

  10.43     Non-qualified stock option agreement, dated April 6, 1998, between        --
            the Company and Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1998.

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                            DESCRIPTION                                       PAGE
---------                          -----------                                   ------------
  10.44     Restricted stock grant agreement, dated April 6, 1998, between the        --
            Company and Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1998.

  10.45     Agreement with Lucent Technologies Inc., signed July 2, 1998.             --
            (incorporated by reference to the same numbered exhibit to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1998. Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the
            Company's application requesting confidential treatment under Rule
            406 of the Securities Act of 1933).

  10.46     Employment Agreement, dated July 29, 1999, between the Company and        --
            Thomas Mark Hastings (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for
            the year ended December 31, 1999).

  10.47     Severance Compensation Agreement, dated October 29, 1999, by and          --
            between the Registrant and Erik van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Amended
            Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.48     Severance Compensation Agreement, dated October 29, 1999, by and          --
            between the Registrant and David A. Young (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual
            Report on Form 10-K/A for the year ended December 31, 1999).

  10.49     Severance Compensation Agreement, dated October 29, 1999, by and          --
            between the Registrant and Paul E. Baia (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual
            Report on Form 10-K/A for the year ended December 31, 1999).

  10.50     Severance Compensation Agreement, dated October 29, 1999, by and          --
            between the Registrant and Michael J. Patrick (incorporated by reference to the same numbered exhibit to the Registrant's Amended
            Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.51     Severance Compensation Agreement, dated October 29, 1999, by and          --
            between the Registrant and John J. Rice (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual
            Report on Form 10-K/A for the year ended December 31, 1999).

  10.52     Severance Compensation Agreement, dated October 29, 1999, by and          --
            between the Registrant and Raymond L. Waguespack (incorporated by reference to the same numbered exhibit to the Registrant's Amended
            Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.53     Second Amended and Restated Credit Agreement, dated as of July 7,         --
            2000, by and between the Registrant and Wells Fargo Bank, National
            Association (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

  10.54     Third Amended and Restated Revolving Line of Credit Note, dated July      --
            7, 2000, issued by the Registrant in favor of Wells Fargo Bank,
            National Association (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 2000).

  10.55     Term Note dated July 7, 2000, issued by the Registrant in favor of        --
            Wells Fargo Bank, National Association (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2000).

  21        List of Subsidiaries.                                                     --

  23.1      Consent of Independent Accountants.                                       --

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

  10.46 Employment Agreement, dated July 29, 1999, between the Company and Thomas Mark Hastings (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.47 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Erik van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.48 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and David A. Young (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.49 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Paul E. Baia (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.50 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Michael J. Patrick (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.51 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and John J. Rice (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).

  10.52 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Raymond L. Waguespack (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999).