Form 10-Q
period 2001-03-31
DATUM INC
filed 2001-05-14
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001.
                                -------------------

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

The registrant had 6,103,819 shares of common stock outstanding as of May 7, 2001.

                                            INDEX



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements....................................................3

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk..............12


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K........................................13

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                           MARCH 31,   December 31,
                                                              2001        2000
                                                           ---------   ------------
ASSETS

Current assets
    Cash and cash equivalents                               $ 1,590      $ 1,017
    Accounts receivable, net                                 30,948       34,988
    Inventories
       Purchased parts                                       14,191       13,015
       Work-in-process                                        8,347        7,873
       Finished products                                      5,572        5,512
                                                            -------      -------
                                                             28,110       26,400

    Prepaid expenses                                            683          375
    Deferred income taxes                                     4,613        4,613
    Income tax refund receivable                                160          161
                                                            -------      -------

            Total current assets                             66,104       67,554

Plant and equipment
    Land                                                      2,040        2,040
    Buildings                                                 5,463        5,435
    Equipment                                                24,537       23,509
    Leasehold improvements                                    1,278        1,315
                                                            -------      -------
                                                             33,318       32,299

Less accumulated depreciation and amortization               18,374       17,567
                                                            -------      -------

                                                             14,944       14,732
                                                            -------      -------

Excess of purchase price over net assets acquired, net       12,064       12,595
Other assets                                                    758          395
                                                            -------      -------

                                                            $93,870      $95,276
                                                            =======      =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)


                                                        MARCH 31,    December 31,
                                                           2001         2000
                                                        ---------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                    $  9,346       $  8,777
    Accrued salaries and wages                             3,609          4,179
    Accrued warranty                                       2,281          2,173
    Other accrued expenses                                 1,280          1,376
    Income taxes payable                                     742          1,705
    Advances on line of credit                                82          2,020
    Current portion of long-term debt                      3,000          3,000
                                                        --------       --------

            Total current liabilities                     20,340         23,230
                                                        --------       --------

Long-term debt                                             1,000          1,750
                                                        --------       --------

Postretirement benefits                                    1,262          1,188
                                                        --------       --------

Other long-term liabilities                                  512            584
                                                        --------       --------

Deferred income taxes                                        985            985
                                                        --------       --------

Stockholders' equity
    Preferred stock, par value $.25 per share
       Authorized - 1,000,000 shares
       Issued - none                                          --             --
    Common stock, par value $.25 per share
       Authorized - 10,000,000 shares
       Issued -6,093,856 shares in 2001
               6,067,065 shares in 2000                    1,526          1,517
    Additional paid-in capital                            52,021         51,441
    Retained earnings                                     17,269         15,516
    Unamortized stock compensation                          (112)          (127)
    Accumulated other comprehensive loss                    (933)          (808)
                                                        --------       --------

            Total stockholders' equity                    69,771         67,539
                                                        --------       --------

                                                        $ 93,870       $ 95,276
                                                        ========       ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
Net Sales                                             $ 32,252         $ 28,944

Operating expenses:
    Cost of sales                                       17,461           16,722
    Selling                                              4,058            4,143
    Product development                                  3,791            3,748
    General and administrative                           3,987            3,398
                                                      --------         --------

Operating income                                         2,955              933
                                                      --------         --------

Interest expense                                           119              441
Interest income                                            (36)             (74)
                                                      --------         --------

Income before income taxes                               2,872              566
Income tax provision                                     1,119              238
                                                      --------         --------

Net income                                            $  1,753         $    328
                                                      ========         ========

Net income per common share:
    Basic                                             $   0.29         $   0.06
                                                      ========         ========
    Diluted                                           $   0.28         $   0.05
                                                      ========         ========

Shares used in per share calculation:
    Basic                                                6,084            5,874
                                                      ========         ========
    Diluted                                              6,364            6,192
                                                      ========         ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                         March 31,
                                                                  ---------------------
                                                                    2001          2000
                                                                  -------       -------
Cash flows from operating activities:
    Net income                                                    $ 1,751       $   328
                                                                  -------       -------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
            Depreciation and amortization                             916         1,034
            Amortization of goodwill                                  531           531
            Contribution of shares of common stock to
               the Company's 401(k) plan                              322           178
            Stock based compensation                                   15            15
            Income tax benefit from stock options exercised           111            --
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable              4,040        (3,523)
            Increase in inventories                                (1,710)       (2,899)
            Increase in prepaid expenses                             (308)         (266)
            (Increase) decrease in other assets                        39           (20)
            Increase in accounts payable                              569         2,798
            Increase (decrease) in accrued expenses                  (556)          794
            Increase (decrease) in income taxes payable            (1,074)           80
            Increase in postretirement benefits                        74            39
            Decrease in other long-term liabilities                   (72)          (13)
                                                                  -------       -------
          Total reconciling items                                   2,897        (1,252)
                                                                  -------       -------
          Net cash provided (used) by operating activities          4,648          (924)
                                                                  -------       -------

Cash flows from investing activities:
    Proceeds from equipment disposals                                  --            51
    Capital expenditures                                           (1,126)         (983)
    Software development costs                                       (403)           --
                                                                  -------       -------
       Net cash used by investing activities                       (1,529)         (932)
                                                                  -------       -------

Cash flows from financing activities:
    Reduction of line of credit                                    (1,938)           --
    Payments of long-term debt                                       (750)       (1,501)
    Proceeds from exercise of stock options                           169           276
    Proceeds from ESP plan                                             98            68
                                                                  -------       -------
       Net cash used for financing activities                      (2,421)       (1,157)
                                                                  -------       -------

Effect of exchange rate changes on cash and cash equivalents         (125)         (109)
                                                                  -------       -------

Net increase (decrease) in cash and cash equivalents                  573        (3,122)
Cash and cash equivalents at beginning of period                    1,017         8,271
                                                                  -------       -------

Cash and cash equivalents at end of period                        $ 1,590       $ 5,149
                                                                  =======       =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 2000 was derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the accompanying financial statements reflect all adjustments, which are normal and recurring, necessary to provide a fair presentation of the results for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

                                                             Three months ended
                                                                  March 31,
                                                             -------------------
                                                              2001         2000
                                                             -----         -----
Basic shares outstanding (weighted average)                  6,084         5,874
Effect of dilutive securities                                  280           318
                                                             -----         -----
Diluted shares outstanding                                   6,364         6,192
                                                             =====         =====

Options outstanding during the three months ended March 31, 2001 and 2000 to purchase approximately 285,000 and 57,000 shares of common stock, respectively, were not included in the computation of dilutive securities because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income was $1,628,000 and $219,000 for the three months ended March 31, 2001 and 2000, respectively. The difference from net income as reported is the change in cumulative translation adjustment.

NOTE D - SEGMENT AND RELATED INFORMATION

The Company has four reportable segments: Wireless; Wireline; Timing, Test and Measurement (TT&M); and eBusiness. The Wireless segment, in Irvine, CA, produces equipment primarily for the wireless telecommunications market. The Wireline segment, in Austin, TX and Hofolding, Germany, manufactures products primarily for the wireline telecommunications market. In Beverly, MA, the TT&M segment, goods are produced for the enterprise computing, test and measurement, telecommunications and satellite markets. The eBusiness segment, in Lexington, MA, produces products for the eBusiness market.

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

The tables below present information about reported segments for the quarters ended March 31 (amounts in thousands):

SEGMENT SALES

                      Wireless     Wireline       TT&M      eBusiness     Total
                      --------     --------     --------    ---------    --------
2001
Total sales           $ 12,460     $ 18,444     $  6,491     $   203     $ 37,598
Intersegment sales      (2,348)      (1,515)      (1,474)         (9)    $ (5,346)
                      --------     --------     --------     -------     --------
Outside sales         $ 10,112     $ 16,929     $  5,017     $   194     $ 32,252
                      ========     ========     ========     =======     ========

2000
Total sales           $ 12,562     $ 11,674     $  7,325     $   122     $ 31,683
Intersegment sales      (1,346)         (99)      (1,294)         --     $ (2,739)
                      --------     --------     --------     -------     --------
Outside sales         $ 11,216     $ 11,575     $  6,031     $   122     $ 28,944
                      ========     ========     ========     =======     ========


SEGMENT OPERATING INCOME (LOSS)

                      Wireless     Wireline       TT&M      eBusiness     Total
                      --------     --------     --------    ---------    --------
2001                  $  2,058     $  3,265     $    461     $  (907)    $  4,877
2000                  $  1,157     $  1,931     $    803     $(1,110)    $  2,781

A reconciliation of segment operating income to consolidated amounts as reported for the quarters ended March 31:

                                                       2001              2000
                                                      -------           -------
Segment operating income                              $ 4,877           $ 2,781
Corporate expenses                                     (1,268)             (961)
Amortization of goodwill                                 (717)             (717)
Intercompany profit elimination                            63              (170)
                                                      -------           -------
  Consolidated operating income                       $ 2,955           $   933
                                                      =======           =======


The table below presents identifiable segments assets as of March 31, 2001 compared to prior year end:

IDENTIFIABLE SEGMENT ASSETS

                      Wireless     Wireline       TT&M      eBusiness     Total
                      --------     --------     --------    ---------    --------
March 31, 2001        $ 20,518     $ 31,867     $ 17,856     $ 1,947     $ 72,188
December 31, 2000     $ 23,927     $ 30,890     $ 17,627     $ 1,373     $ 73,817

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.


                                INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the expectations ("Cautionary Statements") are set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in, or incorporated by reference in, the Annual Report on Form 10-K for the year ended December 31, 2000. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Results of Operations

Net sales. Net sales increased $3.3 million, or 11.4%, to $32.3 million for the quarter ended March 31, 2001 from $28.9 million for the corresponding quarter in 2000. Net sales in the wireline synchronization business increased $5.4 million or 46.3%, while net sales in the wireless business decreased $1.1 million or 9.9% and net sales in the TT&M business decreased $1.0 million or 16.8% for the quarter ended March 31, 2001 compared to the corresponding quarter of 2000. Growth in the telecommunications network infrastructure, the Company's emphasis on lower cost solutions and new products all contributed to the growth in net sales.

Gross margin. Gross margin increased to 45.9% for the quarter ended March 31, 2001 from 42.2% for the corresponding quarter in 2000. The increase is primarily a result of enhanced manufacturing and development efficiencies, improved supply chain management and efficiencies gained from increases in sales.

Selling expense. Selling expense decreased by 2.1% to $4.1 million for the quarter ended March 31, 2001, from $4.1 million for the corresponding quarter in 2000. As a percentage of net sales, selling expense decreased to 12.6% for the quarter ended March 31, 2001 from 14.3% for the corresponding quarter in 2000. The decrease was primarily due to the increase in sales and the continued reduction in outside commissions caused by the replacement of outside sales representatives, where appropriate, with a direct sales force.

Product development. Product development expense increased slightly to $3.8 million for the quarter ended March 31, 2001 from $3.7 million in 2000. As a percentage of net sales, product development expense decreased to 11.8% for the quarter ended March 31, 2001 from 12.9% for the corresponding quarter of 2000. The spending reflects the continual emphasis on new product design and enhancement of current products.

General and administrative. General and administrative expense increased 17.3% to $4.0 million for the quarter ended March 31, 2001, from $3.4 million for the corresponding quarter of 2000. The increase was caused primarily by incentive accruals attributed to higher profits in the first quarter of 2001 over 2000. As a percentage of net sales, general and administrative expense increased to 12.4% for the quarter ended March 31, 2001, from 11.7% for the corresponding quarter of 2000.

Interest, net. Net interest expense decreased by $284,000 to $83,000 for the quarter ended March 31, 2001 from $367,000 for the corresponding quarter of 2000. The decrease in net interest expense is due to the Company's refinancing of its debt in July 2000, resulting in lower net debt and lower interest rates on debt.

Shares outstanding. Shares outstanding increased for the quarter ended March 31, 2001 as a result of shares issued through the Company's 401(k), Employee Stock Purchase Plan and incentive stock option plans.

Liquidity and Capital Resources

On July 6, 2000, the Company refinanced its debt. The balance of the Series A and Series B notes were paid off in full and replaced with a $6 million term loan payable in monthly principal installments of $250,000 plus interest beginning August 1, 2000. The interest rate on the $6 million term loan is fixed at 9.15%. The Company has a secured credit facility at an amount not to exceed $10 million, under which $0.08 million was outstanding at March 31, 2001. The current facility expires in June 2001. Wells Fargo Bank has committed to an increase in the credit facility to $16 million, including the term loan. The interest rate on advances under the facility will be lowered to LIBOR plus 2.0% from LIBOR plus 2.25%. The Company believes that its cash and credit facilities are adequate to fund the Company's operations for the foreseeable future.

Cash provided by operations was approximately $4.6 million for the three months ended March 31, 2001 compared to cash used by operations of $0.9 million for the corresponding period of 2000. Cash flows were positively affected in the first quarter of 2001 by an increase in net income and a decrease in accounts receivable, partially offset by an increase in inventory levels, a decrease in accrued expense and a decrease in income taxes payable.

Cash used in investing activities was approximately $1.5 million for the three months ended March 31, 2001 compared to $0.9 million for the corresponding period of 2000, primarily due to the capitalization of software development costs of the Company's Trusted Time Initiative.

Cash used in financing activities was approximately $2.4 million for the three months ended March 31, 2001 compared to $1.2 million for the corresponding three months of 2000. This was the result of scheduled principal payments on the term loan and a reduction of the outstanding balance of the line of credit.

Accounts receivable decreased $4.0 million to $30.9 million at March 31, 2001 from $35.0 million at December 31, 2000 due to increased collections in the wireless segment during the first quarter of 2001 as compared to the fourth quarter of 2000.

Inventories increased $1.7 million to $28.1 million at March 31, 2001 from $26.4 million at December 31, 2000, as a result of an increase in bookings in the TT&M segment and a decrease in shipments in the wireless segment in the first quarter of 2001 as compared to the fourth quarter of 2000.

At March 31, 2001, the Company had working capital of $45.8 million and a current ratio of 3.2:1 compared to working capital of $44.3 million and a current ratio of 2.9:1 at December 31, 2000. The increase is primarily due to the positive cash flow provided by operating activities.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change from the disclosure regarding market risk contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.  OTHER INFORMATION


Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

10.56 Severance Compensation Agreement dated December 8, 2000, by and between the Registrant and Robert J. Krist

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATUM INC.




  /s/ Erik H. van der Kaay                        Date    May 14, 2001
----------------------------------------                  ------------
Erik H. van der Kaay, President and
Chief Executive Officer





  /s/ Robert J. Krist                             Date    May 14, 2001
----------------------------------------                  ------------
Robert J. Krist, Vice President and
Chief Financial Officer

EXHIBIT INDEX



Sequentially
  Numbered
 Exhibit No.       Description
------------       -----------
    10.56          Severance Compensation Agreement dated December 8, 2000, by and between the Registrant and Robert J. Krist