Form 10-Q
period 2001-06-30
DATUM INC
filed 2001-08-14
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2001               .
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission file no. 0-6272

                                   DATUM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                95-2512237
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     9975 Toledo Way, Irvine, CA 92618-1819
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X]. NO [ ].

The registrant had 6,163,309 shares of common stock outstanding as of August 7, 2001.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......13


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............14

Item 6.  Exhibits and Reports on Form 8-K................................14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                      June 30,     December 31,
A S S E T S                                             2001           2000
                                                      -------      ------------

Current assets
     Cash and cash equivalents                        $   186        $ 1,017
     Restricted cash                                    2,325             --
     Accounts receivable, net                          27,606         34,988
     Inventories
        Purchased parts                                16,232         13,015
        Work-in-process                                 7,162          7,873
        Finished products                               6,171          5,512
                                                      -------        -------
                                                       29,565         26,400

     Prepaid expenses                                     529            375
     Deferred income taxes                              4,613          4,613
     Income tax refund receivable                       2,317            161
                                                      -------        -------

               Total current assets                    67,141         67,554

Plant and equipment
     Land                                               2,040          2,040
     Buildings                                          5,785          5,435
     Equipment                                         24,909         23,509
     Leasehold improvements                             1,358          1,315
                                                      -------        -------
                                                       34,092         32,299

Less accumulated depreciation and amortization         19,175         17,567
                                                      -------        -------

                                                       14,917         14,732
                                                      -------        -------

Goodwill, net                                           8,996         12,595
Other assets                                            2,176            395
                                                      -------        -------

                                                      $93,230        $95,276
                                                      =======        =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)
                                   (Unaudited)

                                                      June 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2001             2000
                                                      --------       ------------

Current liabilities
     Accounts payable                                 $  6,864         $  8,777
     Accrued salaries and wages                          3,015            4,179
     Accrued warranty                                    2,328            2,173
     Other accrued expenses                              1,700            1,376
     Income taxes payable                                   --            1,705
     Advances on line of credit                          1,535            2,020
     Current portion of long-term debt                   3,000            3,000
                                                      --------         --------

               Total current liabilities                18,442           23,230
                                                      --------         --------

Long-term debt                                           2,975            1,750
                                                      --------         --------

Postretirement benefits                                  1,337            1,188
                                                      --------         --------

Other long-term liabilities                                566              584
                                                      --------         --------

Deferred income taxes                                      985              985
                                                      --------         --------

Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                       --               --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued - 6,150,580 shares in 2001
                 6,067,065 shares in 2000                1,538            1,517
     Additional paid-in capital                         52,899           51,441
     Retained earnings                                  16,098           15,516
     Unamortized stock compensation                       (424)            (127)
     Accumulated other comprehensive loss               (1,186)            (808)
                                                      --------         --------

               Total stockholders' equity               68,925           67,539
                                                      --------         --------

                                                      $ 93,230         $ 95,276
                                                      ========         ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                             -------------------------         -------------------------
                                               2001             2000             2001             2000
                                             --------         --------         --------         --------

Net Sales                                    $ 28,591         $ 33,567         $ 60,844         $ 62,511

Operating expenses:
     Cost of sales                             15,544           17,687           33,005           34,408
     Selling                                    4,504            4,319            8,561            8,462
     Product development                        3,508            4,041            7,299            7,789
     General and administrative                 3,747            4,853            7,736            8,250
     Impairment of long-lived asset             2,718               --            2,718               --
                                             --------         --------         --------         --------

Operating income (loss)                        (1,430)           2,667            1,525            3,602
                                             --------         --------         --------         --------

Interest expense                                  101              902              220            1,344
Interest income                                   (10)             (66)             (46)            (139)
                                             --------         --------         --------         --------

Income (loss) before income taxes              (1,521)           1,831            1,351            2,397
Income tax provision (benefit)                   (350)             769              769            1,007
                                             --------         --------         --------         --------

Net income (loss)                            $ (1,171)        $  1,062         $    582         $  1,390
                                             ========         ========         ========         ========

Net income (loss) per common share:
     Basic                                   $  (0.19)        $   0.18         $   0.10         $   0.24
                                             ========         ========         ========         ========
     Diluted                                 $  (0.19)        $   0.17         $   0.09         $   0.22
                                             ========         ========         ========         ========

Shares used in per share calculation:
     Basic                                      6,135            5,888            6,110            5,881
                                             ========         ========         ========         ========
     Diluted                                    6,135            6,180            6,340            6,180
                                             ========         ========         ========         ========


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               -----------------------
                                                                                2001            2000
                                                                               -------         -------

Cash flows from operating activities:
     Net income                                                                $   582         $ 1,390
                                                                               -------         -------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                     1,789           2,547
               Amortization of goodwill                                          1,063           1,063
               Write-down of impaired asset                                      2,718              --
               Contribution of shares of common stock to
                  the Company's 401(k) plan                                        340             362
               Stock based compensation                                            184             173
               Income tax benefit from restricted stock issued
                  and stock options exercised                                      298              --
           Changes in assets and liabilities:
               Increase in restricted cash                                      (2,325)             --
               (Increase) decrease in accounts receivable                        7,382          (7,230)
               Increase in inventories                                          (3,165)         (3,643)
               Increase in income tax receivable                                (2,156)             --
               Increase in prepaid expenses                                       (154)           (303)
               Increase in other assets                                           (511)             --
               Increase (decrease) in accounts payable                          (1,913)          1,697
               Increase (decrease) in accrued expenses                            (698)          1,622
               Increase (decrease) in income taxes payable                      (1,705)            218
               Increase in postretirement benefits                                 149              73
               Increase (decrease) in other long-term liabilities                  (18)            186
                                                                               -------         -------
           Total reconciling items                                               1,278          (3,235)
                                                                               -------         -------
           Net cash provided (used) by operating activities                      1,860          (1,845)
                                                                               -------         -------

Cash flows from investing activities:
     Proceeds from equipment disposals                                              --              51
     Capital expenditures                                                       (2,153)         (2,502)
     Capitized software development costs                                       (1,273)             --
                                                                               -------         -------
        Net cash used by investing activities                                   (3,426)         (2,451)
                                                                               -------         -------

Cash flows from financing activities:
     Reduction of line of credit                                                  (485)             --
     Proceeds of long-term debt                                                  2,725              --
     Payments of long-term debt                                                 (1,500)         (1,501)
     Proceeds from exercise of stock options                                       182             301
     Proceeds from ESP plan                                                        190             141
                                                                               -------         -------
        Net cash provided by (used for) financing activities                     1,112          (1,059)
                                                                               -------         -------

Effect of exchange rate changes on cash and cash equivalents                      (377)           (108)
                                                                               -------         -------

Net decrease in cash and cash equivalents                                         (831)         (5,463)
Cash and cash equivalents at beginning of period                                 1,017           8,271
                                                                               -------         -------

Cash and cash equivalents at end of period                                     $   186         $ 2,808
                                                                               =======         =======


See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


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

                                                   Three months ended         Six months ended
                                                        June 30,                  June 30,
                                                   ------------------        ------------------
                                                    2001         2000         2001         2000
                                                   -----        -----        -----        -----

Basic shares outstanding (weighted average)        6,135        5,888        6,110        5,881
Effect of dilutive securities                         --          292          230          299
                                                   -----        -----        -----        -----
Diluted shares outstanding                         6,135        6,180        6,340        6,180
                                                   =====        =====        =====        =====

Options outstanding during the three months ended June 30, 2001 and 2000 to purchase approximately 412,000 and 160,000 shares of common stock, and options outstanding during the six months ended June 30, 2001 and 2000 to purchase approximately 361,000 and 160,000 shares of common stock, respectively, were not included in the computation of dilutive securities because inclusion would be anti-dilutive.

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income (loss) was $(1,423,000) and $1,063,000 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, total comprehensive income was $206,000 and $1,282,000, respectively. The difference from net income as reported is the change in cumulative translation adjustment.

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

The tables below present information about reported segments for the quarters ended June 30 (amounts in thousands):

SEGMENT SALES

                       Wireless      Wireline       TT&M       eBusiness      Total
                       --------      --------      -------     ---------     --------

2001
Total sales            $ 10,148      $ 14,555        9,415      $   273      $ 34,391
Intersegment sales       (4,041)          (23)      (1,734)          (1)       (5,799)
                       --------      --------      -------      -------      --------
Outside sales          $  6,107      $ 14,532      $ 7,681      $   272      $ 28,592
                       ========      ========      =======      =======      ========

2000
Total sales            $ 15,535      $ 13,629      $ 7,173      $    55      $ 36,392
Intersegment sales       (1,540)         (220)      (1,065)          --        (2,825)
                       --------      --------      -------      -------      --------
Outside sales          $ 13,995      $ 13,409      $ 6,108      $    55      $ 33,567
                       ========      ========      =======      =======      ========

SEGMENT OPERATING INCOME LOSS

                       Wireless      Wireline       TT&M       eBusiness      Total
                       --------      --------      -------     ---------     --------
2001                   $    778      $  1,672      $ 1,563      $  (851)     $  3,162
2000                   $  2,982      $  2,655      $   569      $(1,355)     $  4,851

A reconciliation of segment operating income to consolidated amounts as reported for the quarters ended June 30:

                                         2001            2000
                                       -------         -------
Segment operating income               $ 3,162         $ 4,851
Corporate expenses                      (1,081)         (1,725)
Amortization of goodwill                  (717)           (717)
Write-down of impaired asset            (2,718)             --
Intercompany profit elimination            (77)            258
                                       -------         -------
  Consolidated operating income        $(1,431)        $ 2,667
                                       =======         =======

The table below presents identifiable segments assets as of June 30, 2001 compared to prior year end:

IDENTIFIABLE SEGMENT ASSETS

                       Wireless      Wireline       TT&M       eBusiness      Total
                       --------      --------      -------     ---------     --------

June 30, 2001          $20,279       $27,508       $20,679      $1,847       $70,313
December 31, 2000      $23,927       $30,890       $17,627      $1,373       $73,817

NOTE E - ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS

The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", during the quarter ended June 30, 2001, the Company recorded a non-cash charge of $2.7 million. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments costs capitalized in 2000. During the quarter ended June 30, 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

NOTE F - DEBT

On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29,2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and the balance of the term loan that funded July 7, 2000, which was $3.3 million at June 30, 2001. The term loan is payable in monthly principal installments of $250,000 plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company's behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly beginning July 2, 2001 at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is secured by a letter of credit issued under the Company's credit facility with Wells Fargo Bank. As of June 30, 2001, the Company was in violation of a covenant with Wells Fargo Bank, due to the loss reported for the quarter ended June 30, 2001. The Company has received a waiver for this covenant violation.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company implemented FAS 133 in the quarter ended March 31, 2001. The impact from implementing FAS 133 was not material to the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, "Business Combinations," (FAS 141) and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 establishes new accounting and reporting standards for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods for periodically evaluating goodwill for impairment. The Company is required to adopt the provisions of these statements no later than the first quarter of its fiscal year 2002. The implementation of FAS 142 will result in a reduction of goodwill amortization of approximately $225 thousand per quarter beginning in 2002. The Company is currently evaluating the impact of adopting FAS 141.

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

Results of Operations

Net sales. Net sales decreased $5.0 million, or 14.8%, to $28.6 million for the quarter ended June 30, 2001 from $33.6 million for the corresponding quarter in 2000. Net sales in the wireline synchronization business increased $1.1 million or 8.4%, net sales in the wireless business decreased $7.9 million or 56.4% and net sales in the timing, test and measurement business increased $1.6 million or 25.7% for the quarter ended June 30, 2001 compared to the corresponding quarter of 2000. For the six months ended June 30, 2001, net sales decreased $1.7 million or 2.7% compared to the first six months of 2000. The continuing decrease in net sales was caused by a continuing slowdown in telecommunications infrastructure spending, offset by increased demand of the timing, test and measurement products and shipments to a European customer that began in 2001 under a contract entered into in 1999.

Gross margin. Gross margin decreased to 45.6% for the quarter ended June 30, 2001 from 47.3% for the corresponding quarter in 2000. For the six months ended June 30, 2001, gross margin increased to 45.8% from 45.0% in the first six months of 2000. The decrease for the quarter was primarily due to increased sales in Europe over the year ago quarter at a lower margin. Volume shipments began in 2001 to a European customer under a contract entered into in 1999 with pricing terms favorable to the customer. For the six months ended June 30, 2001, the increase in gross margin is largely attributable to efficiencies created by the closure of the Company's San Jose manufacturing plant in the fourth quarter of 2000.

Selling expense. Selling expense increased by 4.3% to $4.5 million for the quarter ended June 30, 2001, from $4.3 million for the corresponding quarter in 2000. As a percentage of net sales, selling expense increased to 15.8% for the quarter ended June 30, 2001 from 12.9% for the corresponding quarter in 2000. For the six months ended June 30, 2001, selling expense increased by 1.2% to $8.6 million, from $8.5 million for the corresponding period in 2000. As a percentage of net sales, selling expense increased to 14.1% for the six months ended June 30, 2001 from 13.5% for the corresponding period in 2000. The increase was primarily due to a new OEM marketing group in the wireline segment for the Company's TimePieces(TM) product line, combined with an increase in sales of products with higher outside commissions.

Product development. Product development expense decreased 13.2% to $3.5 million for the quarter ended June 30, 2001 from $4.0 million in 2000. As a percentage of net sales, product development expense increased to 12.3% for the quarter ended June 30, 2001 from 12.0% for the corresponding quarter of 2000. For the six months ended June 30, 2001, product development expense decreased 6.3% to $7.3 million from $7.8 million in the corresponding period in 2000. As a percentage of net sales, product development expense decreased to 12.0% for the six months ended June 30, 2001 from 12.5% for the corresponding period of 2000. The decrease in product development expense is primarily due to the capitalization of the software development costs of the Company's Trusted Time Initiative, which met technological feasibility as of January 1, 2001.

General and administrative. General and administrative expense decreased 22.8% to $3.7 million for the quarter ended June 30, 2001, from $4.9 million for the corresponding quarter of 2000. The quarter ended June 30, 2000 included $550 thousand of charges related to management changes and the remaining cost related to the termination of an unsolicited offer for the Company in December 1999. The balance of the decrease is primarily due to lower incentive accruals due to decreased profits. As a percentage of net sales, general and administrative expense decreased to 13.1% for the quarter ended June 30, 2001, from 14.5% for the corresponding quarter of 2000. For the six months ended June 30, 2001, general and administrative expense decreased 6.2% to $7.7 million, or 12.7% of net sales, from $8.3 million, or 13.2% of net sales for the corresponding period in 2000.

Impairment of long-lived asset. Impairment of long-lived asset for the quarter and six months ended June 30, 2001 was $2.7 million. There was no such charge in the comparable periods in 2000. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments costs capitalized in 2000. During the quarter ended June 30, 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

Interest, net. Net interest expense decreased by $0.7 million to $0.1 million for the quarter ended June 30, 2001 from $0.8 million for the corresponding quarter of 2000. For the six months ended June 30, 2001, net interest expense decreased $1.0 million to $0.2 million from $1.2 million for the corresponding period in 2000. The decrease in year to date net interest expense is a result of using excess cash to refinance the Company's debt and the related write-off of unamortized debt expense, both in the quarter ended June 30, 2000.

Income tax provision. Income tax provision decreased by $1.1 million to $(0.4) million for the quarter ended June 30, 2001 from $0.8 million for the corresponding period in 2000. For the six months ended June 30, 2001, income tax provision decreased $0.2 million to $0.8 million from $1.0 million in 2000. Income tax provision as a percent of Income before income taxes increased to 57% for the six months ended June 30, 2000 from 42% percent for the corresponding period in 2000. Because $2.5 million of the long-lived asset charge is not deductible for income tax purposes, the tax rate was derived based on earnings before taxes excluding this charge, which caused the increase in the tax rate. Excluding the $2.5 million charge, the tax rate for the six months ended June 30, 2001 would have been 38%.

Shares outstanding. Shares outstanding increased for the quarter ended June 30, 2001 as a result of shares issued through the Company's 401(k), Employee Stock Purchase Plan and incentive stock option plans.

Liquidity and Capital Resources

On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29,2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and the balance of the term loan that funded July 7, 2000, which was $3.3 million at June 30, 2001. The term loan is payable in monthly principal installments of $250,000 plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company's behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly beginning July 2, 2001 at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is secured by a letter of credit issued under the Company's credit facility with Wells Fargo Bank. The line of credit had an outstanding balance of $1.5 million at June 30, 2001. As of June 30, 2001, the Company was in violation of a covenant with Wells Fargo Bank, due to the loss reported for the quarter ended June 30, 2001. The Company has received a waiver for this covenant violation.

The Company believes that its cash and credit facilities are adequate to fund the Company's operations for the foreseeable future. Should there be a further reduction in telecommunication network infrastructure spending which impacts the Company's expected revenues or ability to collect its accounts receivable, the Company could potentially be in violation of debt covenants with its credit facility. There is no guarantee that the Company would receive a waiver if a debt covenant were violated.

Cash provided by operations was approximately $1.7 million for the six months ended June 30, 2001 compared to cash used by operations of $1.8 million for the corresponding period of 2000. Cash flows were positively affected in the first half of 2001 by a decrease in accounts receivable, partially offset by decreases in income taxes payable, accrued expense and accounts payable. Also offsetting positive cash flows from operations were increases in inventory levels and restricted cash, representing proceeds from the industrial development bond.

Cash used in investing activities was approximately $3.2 million for the six months ended June 30, 2001 compared to $2.5 million for the corresponding period of 2000, primarily due to the capitalization of software development costs of the Company's Trusted Time Initiative.

Cash provided by financing activities was approximately $1.1 million for the six months ended June 30, 2001 compared to $(1.1) million for the corresponding six months of 2000. This was the result of scheduled principal payments on the term loan, a reduction of the outstanding balance of the line of credit and the funding of the state industrial development bond previously discussed.

Accounts receivable decreased $7.4 million to $27.6 million at June 30, 2001 from $35.0 million at December 31, 2000 due to increased collections and a decrease in sales from the fourth quarter of 2000.

Inventories increased $3.2 million to $29.6 million at June 30, 2001 from $26.4 million at December 31, 2000, primarily as a result of the decrease in sales from the first to the second quarter of 2001.

Other assets increased by $1.8 million to $2.2 million at June 30, 2001 from $0.4 million at December 31, 2000. This increase was the result of $1.3 million of capitalized software development costs and $0.4 million of non-current restricted cash.

At June 30, 2001, the Company had working capital of $48.7 million and a current ratio of 3.6:1 compared to working capital of $44.3 million and a current ratio of 2.9:1 at December 31, 2000. The increase is primarily due to the positive cash flow provided by operating activities.

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

The economic downturn in the telecommunications industry may impair our customers' ability to pay us.

The telecommunications manufacturing industry, from which we derive a significant amount of our revenue, has experienced a general economic downturn, and such downturn has significantly weakened the financial condition of some of our top customers. Our largest customer, Lucent Technologies, Inc., experienced a 28.3% decline in total revenues for the six month period ended March 31, 2001 as compared to the same period in 2000, and experienced a 74.5% decrease in net income in the year 2000 as compared to the year 1999. In addition, on August 1, 2001, Standard and Poor's cut Lucent's short-term corporate credit and debt ratings to "C" from "B" and Lucent's long-term corporate credit, bank loan and senior unsecured debt ratings two notches each to "BB-minus," its third-highest junk grade. If Lucent and our other major telecommunications manufacturing customers continue to experience losses, they may be unable to pay us money owed under existing agreements or may terminate or cut back on their purchase arrangements with us. In addition, the continued decline of the telecommunications industry could delay decisions among certain of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products or nonpayment for our products could have a material adverse effect on our business and results of operations.


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

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on June 14, 2001

     (b) (i) Set forth below is the name of each Class II director elected at the meeting to serve until the 2004 Annual Meeting of Stockholders and the number of votes cast for their election and the number of votes withheld;

                                       Number of            Number of
               Name                    Votes "For"      Votes "Withheld"
               ----                    -----------      ----------------

               Erik H. van der Kaay      5,566,474          363,257
               Louis B. Horwitz          5,904,240           25,491
               Alfred F. Boschulte       5,206,565          723,166

          (ii) The terms of the following directors of the company continued after the meeting: Elizabeth A. Fetter, G.Tilton Gardner, R. David Hoover and Michael M. Mann.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.57 Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency and Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC.

10.58 Bond Purchase Agreement, dated May 30, 2001, by and among Massachusetts Development Finance Agency and Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee.

10.59 Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee.

10.60 Amendment No. 2 to Second Amended and Restated Credit Agreement, dated May 29, 2001, by and between Datum Inc. and Wells Fargo Bank, National Association.

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATUM INC.


/s/ Erik H. van der Kaay                                    Date August 14, 2001
------------------------------------------
    Erik H. van der Kaay,
    President and Chief Executive Officer





/s/ Robert J. Krist                                         Date August 14, 2001
------------------------------------------
    Robert J. Krist,
    Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Sequentially
 Numbered
Exhibit No.         Description
-----------         -----------

   10.57 Loan and Trust Agreement, dated May 1, 2001, among Massachusetts Development Finance Agency and Frequency and Time Systems, Inc. and Wells Fargo Brokerage Services, LLC.

   10.58 Bond Purchase Agreement, dated May 30, 2001, by and among Massachusetts Development Finance Agency and Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee.

   10.59 Remarketing Agreement, dated May 1, 2001, among Wells Fargo Brokerage Services, LLC, Frequency and Time Systems, Inc. and Wells Fargo Bank Minnesota, National Association, as trustee.

   10.60 Amendment No. 2 to Second Amended and Restated Credit Agreement, dated May 29, 2001, by and between Datum Inc. and Wells Fargo Bank, National Association.