Form 10-Q
period 2001-09-30
DATUM INC
filed 2001-11-14
CIK 27119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ______________________.

Commission file no. 0-6272

DATUM INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-2512237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9975 Toledo Way, Irvine, CA 92618-1819
(Address of principal executive offices) (Zip code)

(949) 598-7500
(Registrant’s telephone number, including area code)

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

YES [X]. NO [   ].

The registrant had 6,189,291 shares of common stock outstanding as of November 7, 2001.

INDEX

Part I	Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATUM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
A S S E T S
Current assets
Cash and cash equivalents	$3,081	$1,017
Restricted cash	2,012	—
Accounts receivable, net of allowance of $876 and $508, respectively	25,258	34,988
Inventories
Purchased parts	15,034	13,015
Work-in-process	7,035	7,873
Finished products	8,354	5,512

	30,423	26,400
Prepaid expenses	574	375
Deferred income taxes	3,769	4,613
Income tax refund receivable	3,185	161

Total current assets	68,302	67,554
Plant and equipment
Land	2,040	2,040
Buildings	5,785	5,435
Equipment	25,415	23,509
Leasehold improvements	1,362	1,315

	34,602	32,299
Less accumulated depreciation and amortization	20,231	17,567

	14,371	14,732

Goodwill, net	8,772	12,595
Other assets	2,938	395

	$94,383	$95,276

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,350	$8,777
Accrued salaries and wages	3,473	4,179
Accrued warranty	2,236	2,173
Other accrued expenses	1,017	1,376
Income taxes payable	—	1,705
Advances on line of credit	—	2,020
Current portion of long-term debt	2,500	3,000

Total current liabilities	18,576	23,230

Long-term debt	2,725	1,750

Postretirement benefits	1,394	1,188

Other long-term liabilities	611	584

Deferred income taxes	985	985

Stockholders’ equity
Preferred stock, par value $.25 per share Authorized - 1,000,000 shares
Issued — none	—	—
Common stock, par value $.25 per share Authorized - 10,000,000 shares Issued — 6,183,834 shares in 2001 6,067,065 shares in 2000	1,546	1,517
Additional paid-in capital	53,348	51,441
Retained earnings	16,410	15,516
Unamortized stock compensation	(324)	(127)
Accumulated other comprehensive loss	(888)	(808)

Total stockholders’ equity	70,092	67,539

	$94,383	$95,276

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Sales	$25,670	$36,197	$86,514	$98,708
Operating expenses:
Cost of sales	14,019	19,776	47,024	54,185
Selling	4,326	4,285	12,889	12,746
Product development	3,320	4,044	10,620	11,833
General and administrative	3,189	4,546	10,925	12,796
Impairment of long-lived asset	—	—	2,718	—

Operating income	816	3,546	2,338	7,148

Interest expense	123	186	343	1,529
Interest income	(34)	(20)	(80)	(159)

Income before income taxes	727	3,380	2,075	5,778
Income tax provision	414	1,333	1,183	2,340

Net income	$313	$2,047	$892	$3,438

Net income per common share:
Basic	$0.05	$0.34	$0.15	$0.58

Diluted	$0.05	$0.32	$0.14	$0.55

Shares used in per share calculation:
Basic	6,163	5,977	6,128	5,913

Diluted	6,274	6,376	6,333	6,249

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$892	$3,438

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,959	3,526
Amortization of goodwill	1,287	1,595
Write-down of impaired asset	2,718	—
Contribution of shares of common stock to the Company’s 401(k) plan	555	572
Non-cash compensation	284	229
Income tax benefit from restricted stock issued and stock options exercised	403	—
Changes in assets and liabilities:
Increase in restricted cash	(2,012)	—
(Increase) decrease in accounts receivable	9,730	(8,226)
Increase in inventories	(4,023)	(4,132)
Decrease in deferred income tax	844	—
(Increase) decrease in income tax refund receivable	(3,024)	40
Increase in prepaid expenses	(199)	(189)
(Increase) decrease in other assets	(851)	164
Increase in accounts payable	572	2,801
Increase (decrease) in accrued expenses	(1,012)	3,510
Increase (decrease) in income taxes payable	(1,705)	1,219
Increase in postretirement benefits	206	114
Increase (decrease) in other long-term liabilities	27	(44)

Total reconciling items	6,759	1,179

Net cash provided by operating activities	7,651	4,617

Cash flows from investing activities:
Proceeds from equipment disposals	—	51
Capital expenditures	(2,748)	(2,762)
Capitalized software development costs	(1,724)	—

Net cash used by investing activities	(4,472)	(2,711)

Cash flows from financing activities:
Reduction of line of credit	(2,020)	—
Proceeds of long-term debt	2,725	6,000
Payments of long-term debt	(2,250)	(15,501)
Proceeds from exercise of stock options	216	1,352
Proceeds from ESP plan	293	209

Net cash used for financing activities	(1,036)	(7,940)

Effect of exchange rate changes on cash and cash equivalents	(79)	(310)

Net decrease in cash and cash equivalents	2,064	(6,344)
Cash and cash equivalents at beginning of period	1,017	8,271

Cash and cash equivalents at end of period	$3,081	$1,927

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

NOTE A — BASIS OF PRESENTATION

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

In the opinion of management, the accompanying financial statements reflect all adjustments, which are normal and recurring, necessary to provide a fair presentation of the results for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

NOTE B — EARNINGS PER SHARE

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic shares outstanding (weighted average)	6,163	5,977	6,128	5,913
Effect of dilutive securities	111	399	205	336

Diluted shares outstanding	6,274	6,376	6,333	6,249

Options outstanding during the three months ended September 30, 2001 and 2000 to purchase approximately 689,000 and 9,000 shares of common stock, and options outstanding during the nine months ended September 30, 2001 and 2000 to purchase approximately 367,000 and 47,000 shares of common stock, respectively, were not included in the computation of dilutive securities because inclusion would be anti-dilutive.

NOTE C — COMPREHENSIVE INCOME

Total comprehensive income was $0.6 million and $1.8 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive income was $0.8 million and $3.1 million, respectively. The difference from net income as reported is the change in cumulative translation adjustment.

NOTE D — SEGMENT AND RELATED INFORMATION

The Company has four reportable segments: Wireless; Wireline; Timing, Test and Measurement (TT&M); and Trusted Time. The Wireless segment, in Irvine, CA, produces equipment primarily for the wireless telecommunications market. The Wireline segment, in Austin, TX and Hofolding, Germany, manufactures products primarily for the wireline telecommunications market. In Beverly, MA, the TT&M segment, goods are produced for the enterprise computing, test and measurement, telecommunications and satellite markets. The Trusted Time segment, in Lexington, MA, produces products for the eBusiness market.

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

The tables below present information about reported segments for the quarters ended September 30 (amounts in thousands):

Segment Sales

	Wireless	Wireline	TT&M	Trusted Time	Total

2001
Total sales	$8,862	$11,217	$8,816	$607	$29,502
Intersegment sales	(3,048)	(53)	(723)	(8)	(3,832)

Outside sales	$5,814	$11,164	$8,093	$599	$25,670

2000
Total sales	$16,069	$15,596	$8,612	$40	$40,317
Intersegment sales	(1,693)	(149)	(2,278)	—	(4,120)

Outside sales	$14,376	$15,447	$6,334	$40	$36,197

Segment Operating Income (Loss)

	Wireless	Wireline	TT&M	Trusted Time	Total

2001	$1,046	$589	$1,114	$(505)	$2,244
2000	$3,657	$3,009	$749	$(910)	$6,505

A reconciliation of segment operating income to consolidated amounts as reported for the quarters ended September 30:

	2001	2000

Segment operating income	$2,244	$6,505
Corporate expenses	(1,167)	(2,330)
Amortization of goodwill	(408)	(717)
Write-down of impaired asset	—	—
Intercompany profit elimination	147	88

Consolidated operating income	$816	$3,546

The table below presents identifiable segments assets as of September 30, 2001 compared to prior year end:

Identifiable Segment Assets

	Wireless	Wireline	TT&M	Trusted Time	Total

September 30, 2001	$20,270	$24,037	$22,247	$1,563	$68,117
December 31, 2000	$23,927	$30,890	$17,627	$1,373	$73,817

NOTE E — ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS

The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values. In accordance with Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, during the quarter ended June 30, 2001, the Company recorded a non-cash charge of $2.7 million. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments cost capitalized in 2000. During the quarter ended June 30, 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

NOTE F — DEBT

On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and a term loan that funded July 7, 2000, the balance of which was $2.5 million at September 30, 2001. The term loan is payable in monthly principal installments of $250 thousand plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or at LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company’s behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly beginning July 2, 2001 at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is secured by a letter of credit issued under the Company’s credit facility with Wells Fargo Bank.

NOTE G — RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (FAS 133) “Accounting for Derivative Instruments and Hedging Activities,” which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company implemented FAS 133 in the quarter ended March 31, 2001. The impact from implementing FAS 133 was not material to the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, “Business Combinations,” (FAS 141) and Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 establishes new accounting and reporting standards for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods for periodically evaluating goodwill for impairment. The Company is required to adopt the provisions of these statements no later than the first quarter of its fiscal year 2002. The implementation of FAS 142 will result in a reduction of goodwill amortization of approximately $225 thousand per quarter beginning in 2002. The Company is currently evaluating the impact of adopting FAS 141.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of FAS 143 no later than the first quarter of its fiscal year 2003. The Company is currently evaluating the impact of adopting FAS 143.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FASB

Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the account and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is required to adopt the provisions of FAS 144 no later than the first quarter of its fiscal 2002. The Company is currently evaluating the impact of adopting FAS 144.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the expectations (“Cautionary Statements”) are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in, or incorporated by reference in, the Annual Report on Form 10-K for the year ended December 31, 2000. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

Datum designs, manufactures and markets a wide variety of high performance time and frequency products used to synchronize the flow of information in telecommunications networks. The Company is also a leading supplier of precise timing products for enterprise computing networks and a wide variety of space, scientific and industrial test and measurement applications.

A small number of customers account for a substantial portion of the Company’s net sales and the Company expects that a limited number of customers will continue to represent a substantial portion of net sales for the foreseeable future. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company. Any such reduction, delay or loss in orders could have a material adverse effect on the Company’s business, financial condition and results of operations.

Results of Operations

Net sales. Net sales decreased $10.5 million, or 29.1%, to $25.7 million for the quarter ended September 30, 2001 from $36.2 million for the corresponding quarter in 2000. Net sales in the wireline synchronization business decreased $4.3 million or 27.7%, net sales in the wireless business decreased $8.6 million or 59.6% and net sales in the timing, test and measurement business increased $1.8 million or 27.7% for the quarter ended September 30, 2001 compared to the corresponding quarter of 2000. For the nine months ended September 30, 2001, net sales decreased $12.2 million or 12.4% compared to the first nine months of 2000. The continuing decrease in net sales was caused by a continuing slowdown in telecommunications infrastructure spending, offset by increased demand of the timing, test and measurement products and shipments to a European customer that began in 2001 under a contract entered into in 1999.

Gross margin. Gross margin was unchanged at 45.4% for the quarter ended September 30, 2001 from the corresponding quarter in 2000. For the nine months ended September 30, 2001, gross margin increased to 45.6% from 45.1% in the first nine months of 2000. The increase in gross margin is largely attributable to efficiencies created by the closure of the Company’s San Jose, CA manufacturing plant in the fourth quarter of 2000.

Selling expense. Selling expense was unchanged at $4.3 million for the quarter ended September 30, 2001, from $4.3 million for the corresponding quarter in 2000. As a percentage of net sales, selling expense increased to 16.9% for the quarter ended September 30, 2001 from 11.8% for the corresponding quarter in 2000. For the nine months ended September 30, 2001, selling expense increased by 1.1% to $12.9 million, from $12.7 million for the corresponding period in 2000. As a percentage of net sales, selling expense increased to 14.9% for the nine months ended September 30, 2001 from 12.9% for the corresponding period in 2000. The increase was primarily due to the fixed component of sales costs versus the lower volume of sales and due to a new OEM marketing group in the wireline segment for the Company’s TimePieces™ product line.

Product development. Product development expense decreased 17.9% to $3.3 million for the quarter ended September 30, 2001 from $4.0 million in 2000. As a percentage of net sales, product development expense increased to 12.9% for the quarter ended September 30, 2001 from 11.2% for the corresponding quarter of 2000. For the nine months ended September 30, 2001, product development expense decreased 10.3% to $10.6 million from $11.8 million in the corresponding period in 2000. As a percentage of net sales, product development expense increased to 12.3% for the nine months ended September 30, 2001 from 12.0% for the corresponding period of 2000. The decrease in product development expense is primarily due to the capitalization of the software development costs of the Company’s Trusted Time product, which met technological feasibility as of January 1, 2001.

General and administrative. General and administrative expense decreased 29.9% to $3.2 million for the quarter ended September 30, 2001, from $4.5 million for the corresponding quarter of 2000. The quarter ended September 30, 2000 included a $517 thousand severance charge related to the closure of the Company’s manufacturing facility in San Jose, CA, which was completed in December 2000. The balance of the decrease is primarily due to lower incentive accruals due to decreased profits, and the elimination of the goodwill amortization in the amount of $308 thousand per quarter related to the 1999 acquisition of Digital Delivery (see “Impairment of long-lived asset” below). As a percentage of net sales, general and administrative expense decreased to 12.4% for the quarter ended September 30, 2001, from 12.6% for the corresponding quarter of 2000. For the nine months ended September 30, 2001, general and administrative expense decreased 14.6% to $10.9 million, or 12.6% of net sales, from $12.8 million, or 13.0% of net sales for the corresponding period in 2000.

Impairment of long-lived asset. Impairment of long-lived asset for the nine months ended September 30, 2001 was $2.7 million. There was no such charge in the comparable period in 2000. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments costs capitalized in 2000. During the quarter ended June 30, 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

Interest, net. Net interest expense decreased by $77 thousand to $0.1 million for the quarter ended September 30, 2001 from $0.2 million for the corresponding quarter of 2000. For the nine months ended September 30, 2001, net interest expense decreased $1.1 million to $0.3 million from $1.4 million for the corresponding period in 2000. The decrease in year to date net interest expense is a result of using excess cash to refinance the Company’s debt and the related write-off of unamortized debt expense in June 2000.

Income tax provision. Income tax provision decreased by $0.9 million to $0.4 million for the quarter ended September 30, 2001 from $1.3 million for the corresponding period in 2000. For the nine months ended September 30, 2001, income tax provision decreased $1.1 million to $1.2 million from $2.3 million for the corresponding period in 2000. Income tax provision as a percent of income before income taxes increased to 57% for the nine months ended September 30, 2000 from 40% percent for the corresponding period in 2000. Because $2.5 million of the long-lived asset charge is not deductible for income tax purposes, the tax rate was derived based on earnings before taxes excluding this charge, which caused the increase in the tax rate. Excluding the $2.5 million charge, the tax rate for the nine months ended September 30, 2001 would have been 38%.

Shares outstanding. Shares outstanding increased for the quarter ended September 30, 2001 as a result of shares issued through the Company’s 401(k), Employee Stock Purchase Plan and incentive stock option plans.

Liquidity and Capital Resources

On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and a term loan that funded July 7, 2000, the balance of which was $2.5 million at September 30, 2001. The term loan is payable in monthly principal installments of $250 thousand plus interest, which began August 1,

2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or at LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company’s behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly beginning July 2, 2001 at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is secured by a letter of credit issued under the Company’s credit facility with Wells Fargo Bank. No amounts were outstanding under the line of credit as of September 30, 2001.

The Company believes that its cash and credit facilities are adequate to fund the Company’s operations for the foreseeable future. Should there be a further reduction in telecommunication network infrastructure spending which impacts the Company’s expected revenues or ability to collect its accounts receivable, the Company could potentially be in violation of debt covenants within its credit facility. There is no guarantee that the Company would receive a waiver if a debt covenant were violated.

Cash provided by operations was approximately $7.7 million for the nine months ended September 30, 2001 compared to cash provided by operations of $4.6 million for the corresponding period of 2000. Cash flows were positively affected in the first nine months of 2001 by a decrease in accounts receivable, partially offset by decreases in income taxes payable and accrued expense. Also offsetting positive cash flows from operations were increases in inventories, income tax refund receivable and restricted cash, representing proceeds from the industrial development bond.

Cash used in investing activities was approximately $4.5 million for the nine months ended September 30, 2001 compared to $2.7 million for the corresponding period of 2000. The increase was primarily due to the capitalization of software development costs of the Company’s Trusted Time Initiative.

Cash used for financing activities was approximately $1.0 million for the nine months ended September 30, 2001 compared to $7.9 million for the corresponding nine months of 2000. Cash used for financing activities for the nine months ended September 30, 2000 included $13.0 million of debt that was paid off in July 2000 with cash and $6 million of new debt. For the nine months ended September 30, 2001, proceeds of long term debt totaled $2.7 million, with $2.3 million in payments of long term debt.

Accounts receivable decreased $9.7 million to $25.3 million at September 30, 2001 from $35.0 million at December 31, 2000 due to increased collections and a decrease in sales in 2001.

Inventories increased $4.0 million to $30.4 million at September 30, 2001 from $26.4 million at December 31, 2000, primarily as a result of the sequential decreases in sales in each of the first three quarters of 2001.

At September 30, 2001, the Company had working capital of $49.7 million and a current ratio of 3.7:1 compared to working capital of $44.3 million and a current ratio of 2.9:1 at December 31, 2000. The increase is primarily due to the positive cash flow provided by operating activities.

Information Regarding Potential Fluctuations in Quarterly Operating Results

The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. A significant component of the fluctuations results from rescheduling of orders by the Company’s major customers, in some cases due in part to the customers’ attempts to minimize inventories. Other factors that could cause the Company’s sales and operating results to vary significantly from period to period include: contractual price reductions on products sold to certain major customers; the timing, availability and sale of new products; changes in the mix of products with differing gross margins; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; warranty expenses; and variations in product development and other operating expenses. In addition, the sales cycles for many of the products are often lengthy and unpredictable, and can take up to 36 months. Further, there can be no assurance that the Company will be successful in closing large transactions on a timely basis or at all. The timing of these transactions could cause additional variability in the Company’s operating results. The Company’s quarterly results of operations are also influenced by competitive factors, including pricing and availability of the Company’s and competing companies’ time and frequency products. Large portions of the Company’s expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company’s expectations, the Company’s fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company’s products. Order deferrals by the Company’s customers, purchase policy changes, delays in the Company’s introduction of new products and longer than anticipated sales cycles for the Company’s products have in the past materially adversely affected the Company’s quarterly results of operations. Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company’s operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company’s common stock would be materially adversely affected.

The economic downturn in the telecommunications industry may impair our customers’ ability to pay us.

The telecommunications manufacturing industry, from which we derive a significant amount of our revenue, has experienced a general economic downturn, and such downturn has significantly weakened the financial condition of some of our top customers. Our largest customer, Lucent Technologies, Inc., experienced a 26% decline in total revenues for the fiscal year ended September 30, 2001 as compared to the same period in 2000, and experienced a net loss of $16.2 billion in fiscal 2001 as compared to net income of $1.2 billion in fiscal 2000. In addition, on August 1, 2001, Standard and Poor’s cut Lucent’s short-term corporate credit and debt ratings to “C” from “B” and Lucent’s long-term corporate credit, bank loan and senior unsecured debt ratings two notches each to “BB-minus,” its third-highest junk grade. If Lucent and our other major telecommunications manufacturing customers continue to experience losses, they may be unable to pay us money owed under existing agreements or may terminate or cut back on their purchase arrangements with us. In addition, the continued decline of the telecommunications industry could delay decisions among certain of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products or nonpayment for our products could have a material adverse effect on our business and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change from the disclosure regarding market risk contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.61	Severance Compensation Agreement dated July 11, 2001, by and between the Registrant and Ilan Havered

(b)	No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATUM INC.

/s/ Erik H. van der Kaay	Date November 14, 2001
Erik H. van der Kaay, President and Chief Executive Officer

/s/ Robert J. Krist	Date November 14, 2001
Robert J. Krist, Vice President and Chief Financial Officer

EXHIBIT INDEX

Sequentially
Numbered
Exhibit No.	Description

10.61	Severance Compensation Agreement dated July 11, 2001, by and between the Registrant and Ilan Havered