Form 10-K405
period 2001-12-31
DATUM INC
filed 2002-04-01
CIK 27119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 2001

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 13, 2002, was approximately $79,658,168.

The number of outstanding shares of the Registrant's Common Stock as of March 13, 2002 was 6,232,242.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2002 (to be filed with the Commission within 120 days of December 31, 2001): Part III, Items 10-13.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-K (this "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and Datum Inc. ("Datum" or the "Company") intends that such forward-looking statements be subject to the safe harbors created thereby. All statements other than statements of historical fact included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding: the Company's ability to design, develop, manufacture and market products, the ability of the Company's products to maintain commercial acceptance, the Company's ability to achieve new product commercialization, the anticipated growth of its target markets, its ability to maintain profitability, and other matters are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and particularly the risk factors set forth therein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         We are a leading supplier of precise timing solutions for telecommunications and computing networks, satellite systems, electronic commerce, and test and measurement applications. We design, manufacture or contract for manufacture, and market a wide variety of high-performance time and frequency products for telecommunications systems, enterprise computing networks, time stamping for electronic commerce, satellites and a variety of other test and measurement applications. Our products are used to synchronize the flow of information in telecommunications networks and numerous other applications.

         In 1971, we invented the rubidium oscillator. Since that time, we have manufactured time and frequency devices, such as cesium clocks, for satellites, including Global Positioning System (GPS) satellites -- the orbiting network of satellites that provide pinpoint timing and navigation information to military, transportation industry and other government and commercial users worldwide.

         In addition, we provide time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations. Through the manipulation of cesium or rubidium atoms or quartz crystals, or by capturing cesium or rubidium-based signals transmitted from GPS satellites, our products generate highly precise timing and frequency information. Using this technology, our products can provide accurate time to within a fraction of one second over 100,000 years.

         We also supply approximately 65% of the high-precision rubidium atomic clocks used in the network base stations that channel communications over cellular telephone and other personal communications services, such as pagers. The market for our communications network time and frequency products are currently expanding as a result of the conversion from analog to digital systems and as a result of the expansion of cellular and personal communications systems networks.

         We are currently exploring market opportunities for new application for our timing technologies. One of these opportunities is encrypted trusted time. In order for businesses to be able to conduct an increasing variety of transactions over the Internet, businesses need to be able to verify that the electronic commerce transactions took place between the parties thereto and are legally enforceable. Encrypted trusted time is a new application for our precision timing technology for which we are developing hardware and software products that will provide irrefutable time stamps for electronic commerce transactions. This capability will provide legally admissible evidence that the transaction in question took place between the parties.

         We were incorporated in California in 1959 and reincorporated in Delaware in 1987. Our principal executive offices are located at 9975 Toledo Way, Irvine, California 92618-1819, and our telephone number is (949) 598-7500. Our web site is located at http://www.datum.com/.

MARKETS

     TELECOMMUNICATIONS

         Telecommunications systems are comprised of numerous interconnected networks employing many different transmission technologies. The traditional telephone network -- i.e., telephones physically connected to one another by telephone lines laid underground or over telephone poles -- is itself a series of networks connected through numerous switches that allow voice, data and video traffic to be transmitted to their ultimate destinations. Because these traditional networks utilize physical connections, they are called "wireline" networks in our industry. On the other hand, "wireless" networks, which connect cellular phones and other personal communications systems, rely on microwave radio transmissions, rather than transmission over wires, for part of the communications connection. However, wireless networks are also connected to components of the wireline network through switches. In order for the overall telecommunications system, and the various components within that system, to operate efficiently, each network must be synchronized and operate within extremely narrow frequency tolerances. Accurate and precise time and frequency devices are necessary at all levels of the telecommunications system to ensure proper synchronization, connections and quality of service.

         WIRELESS CELLULAR. Cellular telecommunications networks consist of numerous cells located throughout a service area, each with its own base station connected by wire or microwave radio to the wireline network through a network switch. Originally, cellular networks used analog technology and frequency division multiple access to fit more channels into existing frequency bands. This requires accurate frequency control at the base station level, which is accomplished through the use of the quartz or higher precision rubidium oscillators we manufacture.

         In order to improve transmission quality, increase network capacity and expand network coverage, many network operators are converting the older analog networks to digital technology and expanding their digital wireless networks. Currently, the three leading digital technologies are Time Division Multiple Access, Code Division Multiple Access and Global System for Mobile Communications. In each of these transmission protocols, calls are segmented, transmitted over a wider spectrum of bandwidth and reassembled by the applicable receiver within the network. As a result of the segmentation/reassembling process, signal degradation from improper synchronization is more likely to result in dropped calls and loss of data than would occur in analog networks. Dropped calls decrease network efficiency and capacity because they require retransmission. In order to minimize the problems resulting from improper synchronization, many cellular operators utilize highly precise timing equipment located at each base station and its associated network switch.

         WIRELESS PERSONAL COMMUNICATIONS SERVICES. Personal communications services were developed, in part, to provide an improved quality of wireless service and accommodate the increasing volume of transmissions utilizing wireless networks. These systems operate in a manner similar to cellular networks, but at a much higher frequency. As a result, personal communications services networks require a greater number of lower powered "microcells," located more closely together. As in cellular networks, time and frequency devices are necessary in personal communications services systems in order to synchronize the flow of voice and data transmissions. The base station in each personal communications services microcell and network switch connected to the wireline network requires one or more stable, reliable timing devices to ensure accurate synchronization.

         WIRELINE. The wireline sector of the telecommunications market has experienced increased need for high-accuracy timing and frequency equipment primarily as a result of the upgrading of existing networks from analog to digital and the installation of new wireline networks. The wireline sector currently consists of numerous networks and lines, which are connected by switches that provide a transferring mechanism to route transmissions to their ultimate destinations. In order to transfer voice, data or video traffic from one line or network to another, both lines or segments of the network must operate at the same frequency within a very narrow tolerance. Increased demand for higher capacity, higher speed and more accurate information flow has required the transition of wireline networks from analog to digital systems. Imperfect synchronization in an analog system may result merely in static or delayed communication. The failure to synchronize the components in digital networks, however, may result in the loss of information, requiring retransmission and thus decreasing network efficiency, and increasing the costs to the network operator. As a result, digital systems have a greater need for accurate synchronization, which is accomplished through the use of precise timing devices located throughout the networks.

         The wireline sector of the telecommunications market is also growing. Operators are expanding their networks in order to meet growing demand for telecommunications services. In developing countries, new wireline networks are being installed to provide basic telephony service. Increased demand for new services and government deregulation has encouraged the development of expanded networks in developing countries, particularly in the local exchange and long distance markets. Accordingly, the expansion of wireline networks has led to an increased need for timing devices to synchronize the flow of information and maximize the efficiency of the networks.

     ELECTRONIC COMMERCE

         Our electronic commerce mission is to build information technology (IT) solutions that meet increasing demand for secure and auditable electronic time stamps, synchronized IT business infrastructures and secure information distribution. The Internet is rapidly accelerating the transformation of "paper to bits" for organizations and is creating operational, security, and auditing challenges that have never before arisen.

         In the paper world, the parties' agreement to be bound by the transaction is evidenced by a signature, a notary's certification, a canceled check, a postage mark or the like. In the electronic world, "time stamping," or the log record of when an electronic transmission occurred, is widely used in conjunction with e-commerce applications to tie together the who to the when. However, there is no security associated to prevent the recorded time stamp from being changed and no audit information contained within the time-stamp. Most time-stamps are derived from inaccurate and easily manipulated internal clocks on servers and network devices, many of which are not kept accurate, much less synchronized with other computers. With the rapid adoption of electronic commerce, the security and auditability of the present time-stamping methods is proving weak and inadequate. The ability to track an electronic transaction's time delivery is important because without the benefit of a secure and auditable time stamp, records of the related transaction may have differing time stamps, opening up the transaction to questions as to whether it occurred.

         Our Trusted Time(TM) is a suite of products that will provide a secure and auditable time stamp for e-commerce transactions. Trusted Time enables any electronic transaction or log, including digital signatures, stock purchases, document filings and invoice payments, to have a certifiable, traceable, and verifiable time stamp. This technology enables end-user organizations or Digital Trust Authorities to deploy a world-class, secure time stamp solution within their IT infrastructure to create a irrefutable electronic audit trail for time-stamps.

         The authenticity, traceability and verifiability provided to electronic time stamps by Trusted Time's security and audit features significantly improve the evidentiary value of time stamping. The Trusted Time solution is comprised of our Trusted Master Clocks and Trusted Local Clocks, specialized software and secure network timing devices that will be linked to National Timing Authorities. These authorities include the National Institute of Standards and Technology in the United States, the National Physics Laboratory in the United Kingdom, and the Products and Standards Bureau in Singapore.

         Electronic transactions and logs now have a complex interdependency on multiple servers and network appliances. This complex environment is generating a need for all IT components participating in electronic commerce to have their internal clocks synchronized to a world standard time. Fortunately, through established international agreement, this time is available anywhere in the world and is referred to as UTC time or Universal Coordinated Time. Our TymServe NTP time-server product has been the pioneer solution for IT synchronization to UTC time.

TIME AND FREQUENCY TECHNOLOGY

         Three sources of timing and frequency information are generally used within telecommunications and commercial applications: cesium standards, rubidium oscillators and quartz oscillators. In addition, telecommunications and commercial applications can obtain timing and frequency information from external sources through GPS satellite receivers that capture and process timing information generated by satellite-based cesium and rubidium timing devices.

         We design, manufacture and market cesium standards, rubidium oscillators, quartz oscillators and GPS satellite receivers in numerous configurations for telecommunications and commercial applications, depending on the desired application. Our products are the result of substantial research and development performed in the areas of atomic physics, electronics engineering and software design. We design and manufacture our own physics packages, through which cesium or rubidium is energized as part of the frequency detection and control process. We also design the electronic packages for our own products, which are necessary to convert the signal generated by the physics package into highly stable electronic pulses.

     Cesium Standards

         The most stable and accurate timing devices in widespread use are based on the resonance of cesium atoms. Cesium standards operate by energizing a reserve of cesium atoms with microwave energy at a precise frequency. At this frequency, due to the atomic structure of cesium, some of the cesium atoms experience a change in energy state. Once "excited," these atoms are directed to a collector through the use of focusing magnets. This results in an increased atomic flow. Since the flow of atoms does not increase unless the cesium atoms are excited at exactly the correct frequency, the detection of the increased atomic flow by the collector indicates that the desired frequency has been obtained. The highly stable frequency is then captured by the standard's electronics package and generated as a series of user outputs. Cesium clocks are used as international primary reference standards and are stable to within a fraction of one second over 100,000 years. We provide time and frequency cesium standards for network switches within wireline networks.

     RUBIDIUM AND QUARTZ OSCILLATORS

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

         We provide rubidium and quartz oscillators for telecommunications markets. These oscillators operate as stand-alone frequency sources in cellular phone and personal communications services base stations and network switches or are combined with our GPS satellite receivers to provide timing information in the event of a loss of signal.

     GPS SATELLITE RECEIVERS

         Stable and accurate timing and frequency information is also obtained through the use of GPS satellite receivers, which capture timing information from cesium standards or rubidium oscillators aboard GPS satellites. GPS satellite receivers are typically used in systems integrated with quartz or rubidium oscillators that provide consistent timing output in the event the receiver loses the external satellite-based signal. We supply cesium standards for GPS satellites that transmit precise timing information and GPS satellite receivers that receive and process the satellite timing transmissions throughout wireless and wireline networks.

     OTHER APPLICATIONS

         We are also a leading supplier of time and frequency products for the overall telecommunications system, for satellite applications, enterprise computing networks, and for a variety of other test and measurement applications. In addition to telecommunications applications, our timing products help ensure that enterprise computing networks operate in a synchronized manner. We provide quartz oscillators for a variety of satellite programs and test and measurement products used for a variety of applications, including missile guidance, geographic mapping and electric utility operations.

PRODUCTS

         Our products generate highly precise timing and frequency information through the manipulation of cesium or rubidium atoms or quartz crystals, or by capturing cesium or rubidium-based signals from GPS satellite transmissions.

     TELECOMMUNICATIONS PRODUCTS

         WIRELESS-CELLULAR AND PERSONAL COMMUNICATIONS SERVICES PRODUCTS. Cellular and personal communications services networks require both accurate frequency control and timing information. We provide a variety of products to meet these needs.

         QUARTZ AND RUBIDIUM CLOCKS. For analog cellular and Global System for Mobile Communications applications, we provide highly cost-effective quartz oscillator clocking units to synchronize the transmissions of voice and data traffic at the base-station level. For customers requiring a more stable timing source, we provide rubidium clocks.

         GPS DISCIPLINED CLOCKS. Considerably more stable timing sources are required to maintain base stations' clocking integrity for digital Time Division Multiple Access and Code Division Multiple Access applications. To meet this need, we provide GPS time and frequency receivers that capture cesium or rubidium-based time signals produced by GPS satellites. GPS receivers combine the external cesium or rubidium-based timing signals with internal rubidium or quartz oscillators to provide consistent timing output in the event the receiver loses the external signal.

     WIRELINE PRODUCTS

         Wireline telecommunications network synchronization systems involve two principal components. First, a primary frequency reference provides an accurate frequency source. Second, a timing signal generator provides control, management and distribution of the timing signals required for network operations.

         CESIUM BEAM PRIMARY REFERENCE SOURCES. Primary Reference Sources generate the most stable frequency output in general commercial use. They also provide cesium-based stability at the central offices of wireline networks for distribution of timing and frequency information to other components within the networks.

         GPS PRIMARY REFERENCE RECEIVERS. Primary Reference Receivers capture and process time and frequency signals from GPS satellites. Integrated rubidium or quartz oscillators back up the external frequency source to maintain timing accuracy during periods of loss of signal. Typically, a Primary Reference Receiver would be installed in telecommunications network switches to provide a stable frequency at the network switch level. Thus, this installation would allow transmissions to be efficiently processed with minimal degradation or retransmission requirements.

         TIMING SIGNAL GENERATORS. Distribution of network synchronization information is achieved through timing signals embedded within the flow of network communications. These network communications are referenced to the primary frequency source, such as our Primary Reference Source at the central office, or to a Primary Reference Receiver at the network switch level. In the event of the loss of the reference frequency, our timing signal generators can maintain switch and network synchronization quality for extended time periods by using internal high-stability rubidium and quartz oscillators as "holdover" clocking sources.

         END OFFICE PRIMARY REFERENCES. Our End Office Primary References combines a Primary Reference Receiver with a timing signal generator in a single cost-effective unit. This unit is designed for use where fewer telecommunications lines require timing inputs.

     ENTERPRISE COMPUTING PRODUCTS

         Our products provide accurate time-stamping of information flowing through enterprise computing networks.

         GPS TIME SERVERS. Our time servers, which are installed in enterprise computing networks, acquire UTC time from GPS satellite transmissions. The worldwide coverage of GPS allows all server-equipped sites to operate with time data that is uniform to within a few milliseconds, thereby allowing time-sensitive information input at one location to be meaningfully analyzed at any other site in the network. In a typical application of this technology, the Securities Industry Automation Corporation, which supports member firms of the New York Stock Exchange, uses our time servers to accurately time-annotate stock transactions.

         COMPUTER TIME MODULES. Our computer time modules acquire time from external sources, such as GPS satellites, to perform a variety of timing functions within the host computer. Our computer time modules have a high degree of accuracy. Physically packaged as computer plug-in units and chip sets, our products are functionally configured to operate under program control as any other data-bus-linked component of the user's data system. We also produce modules for International Business Machine Inc.'s PC compatible computers and computers manufactured by Sun Microsystems and Digital Equipment Corporation. Furthermore, we produce modules for VME and VXI bus architectures. We market our computer modules in both fully configured forms and as board products and chipsets for use by OEM and value-added resellers. Computer time modules are also marketed for use in stand-alone computers and workstations used for test and measurement applications.

     ELECTRONIC COMMERCE PRODUCTS

         TRUSTED TIME. We are developing a suite of products that provides e-businesses with secure and auditable time stamps. Trusted Time enables any electronic transaction to have a certifiable, traceable, and verifiable time stamp.

         TYMSERVE. TymServe NTP time servers enable companies to ensure the integrity of e-business operations through computer system and component synchronization. The TymServe network time server meets the rapidly evolving need for precise synchronization in Transmission Control Protocol/Internet Protocol enterprises and Local Area Networks. It operates as a rack-mounted, stand-alone time serving device providing UTC time within an organization's firewall. Offering a variety of time sources including GPS and dial-up services, as well as high performance crystal or very high performance rubidium oscillators, ensures systems are always synchronized to standard UTC time.

     SATELLITE PRODUCTS

         We provide time and frequency products for a variety of satellites used for communications, navigation, television, and military applications. Our products are designed around our core technology and are highly durable so as to meet the demanding requirements of space.

         CESIUM CLOCKS. Our cesium clocks are installed aboard each of the twenty-four GPS satellites now operating in space. Because these satellites have a life expectancy of approximately 7.5 years, it is necessary that additional units be designed to be available as replenishment.

         QUARTZ CLOCKS. We produce and market a broad line of lightweight, highly stable quartz clocks, particularly suited for space applications. Space qualified versions of these quartz units are aboard satellites used for inter-planetary study, missile tracking and weather monitoring and forecasting, as well as communications and other applications.

     TEST AND MEASUREMENT PRODUCTS

         Our timing and frequency technology was initially developed to create instrumentation for defense and aerospace applications. This technology continues to be utilized in test and measurement products for a wide range of scientific and industrial applications, including missile guidance, precise geographic mapping and electric utility operation.

     ATOMIC FREQUENCY SOURCES

         We also produce and market atomic reference frequency sources for a wide variety of commercial and scientific applications.

         CESIUM FREQUENCY STANDARDS. We have developed a broad line of cesium frequency products for numerous applications that require a constant frequency reference. Electric utilities use our cesium frequency standards to set the frequency of electric power. Other uses include master timing stations for telecommunications networks, global navigation, satellite communications, missile guidance, and precise geographic mapping for offshore oil exploration and accurate placement of offshore oil drilling platforms. Furthermore, we also supply spare and replacement cesium tubes for a broad segment of the industry.

         RUBIDIUM OSCILLATORS. In addition to their widespread use in the telecommunications industry, our rubidium oscillators have a number of other specific applications, such as frequency control for television networks, Doppler radar, satellite tracking and guidance and laboratory instrumentation. Our rubidium oscillator lines include military qualified models designed for high stability and reliability in adverse environments. Our newer models feature lower profiles and are on standard plug-in circuit cards specifically designed for ease of integration.

     GPS SATELLITE TIME AND FREQUENCY RECEIVERS

         Our GPS satellite receivers, in addition to their use in telecommunications markets, are used in a wide variety of other applications. Electric utilities use our GPS satellite receivers to determine the exact geographical location of transmission line faults by comparing the times at which the fault is detected at various stations in the power distribution network. This eliminates the need to visually search along the right-of-way. Other customers utilize our GPS satellite receivers to distribute highly accurate time to multiple sites in order to synchronize the recording of simultaneous test data, such as during missile testing or astronomical observations. Besides our fully configured GPS satellite receivers, we also manufacture board level modules for original equipment manufacturer applications.

     TIME CODE INSTRUMENTATION PRODUCTS

         In addition to the time and frequency standards described above, we manufacture and market a line of products that process or utilize basic time and frequency information for various applications. The time is generated from either an internal or external frequency reference in the form of digital codes tailored to specific applications, usually to time-annotated data recording or transmission. To correspond with the time generating equipment described above, we make devices that "read" the coded time, transmitting it to computers, displays, or other devices where the recording of accurate time is required.

     PRODUCT DEVELOPMENT

         We believe that our success depends largely on our ability to maintain technological leadership through enhancements of existing products and development of new products that meet a wide range of customer needs. We focus our research and development efforts on improving the core physics and electronics packages of our time and frequency products. Specifically, we are conducting research and development in three areas: developing new time and frequency technologies, improving product manufacturability, and enhancing software functionality.

         Although we maintain an active development program to improve our product offerings, including specific goals of smaller product size and lower unit cost, we cannot assure you that such efforts will be successful. Moreover, we cannot assure you that our new products will achieve customer acceptance or that our customers' products will achieve market acceptance. We may fail to develop, or introduce on a timely basis, new products, or product enhancements that achieve market acceptance which could adversely affect our business, operating results and financial condition. We cannot assure you that we will be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products on a timely or cost-effective basis.

         Research and development expenses totaled $13.7 million, $15.3 million and $15.2 million in 2001, 2000 and 1999, respectively.

CUSTOMERS

         Lucent Technologies, Inc., our largest customer, accounted for approximately 20%, 33% and 33% of our net sales for the years ended December 31, 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of sales during the same periods. Our five largest customers accounted for approximately 37%, 48% and 45% of our net sales during the same periods, respectively.

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

         Export sales of the Company's products were approximately 31%, 25% and 25% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. The Company expects that international revenues will continue to account for a significant percentage of the Company's total sales for the foreseeable future. As a result, the Company is subject to various risks, which include: economic instability in the United States and internationally; a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; differences in intellectual property protections; health and safety requirements; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; restrictions against the repatriation of earnings; export control restrictions; overlapping or differing tax structures; political instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

         In the cellular and PCS markets, the Company competes primarily with Frequency Electronics, Inc., and various other quartz oscillator manufacturers. In the wireline market, the Company competes primarily with Symmetricom, Inc., and Oscilloquartz SA. In the enterprise computing market, the Company competes primarily with Tech-Sym Corp., Odetics, Inc. and True-Time, Inc. In the cesium standards market, the Company competes primarily with Agilent Technologies, Inc. and Frequency Electronics, Inc. In the rubidium oscillators market, the Company competes primarily with Frequency Electronics, Inc. In addition, certain companies, such as EG&G, Inc. that currently manufacture products exclusively for use in military applications, could enter commercial markets, and compete directly with the Company. In the electronic commerce market, the Company's pioneering efforts do not have defined competitors at this time. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, that new technologies will not reduce the demand for its products or that it will be able to adapt successfully to changes in the markets served by its products. In addition, there can be no assurance that competitive pressures will not cause the Company to reduce prices, which would negatively affect gross margins and could have a material adverse effect on the Company's results of operations and financial condition.

BACKLOG

         The Company's backlog of orders was approximately $22.7 million on December 31, 2001, compared to approximately $40.9 million a year earlier. The decrease was primarily due to decreased demand in both the wireless and wireline markets. The Company considers as backlog all orders that are expected to ship to customers within a 6-month period.

GOVERNMENT CONTRACTS

         The Company believes that approximately 16% of its sales in 2001 were made either directly to United States government agencies or indirectly to U.S. government agencies through subcontracts as compared to approximately 7% in 2000 and 10% in 1999 for these sales. Because several of the Company's customers are involved in commercial as well as governmental activities, it is difficult to accurately determine the percentage of its business attributable to the U.S. government.

MANUFACTURING

         The Company manufactures its products at its plants in Irvine, California; Austin, Texas; Beverly, Massachusetts; and Hofolding, Germany. The Company's Irvine, Austin and Beverly facilities have received ISO 9001 certification. The Company's Irvine facility has also received TL 9000 certification. The manufacturing process involves the assembly of numerous individual components by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company also manufactures the physics packages for its cesium and rubidium oscillators. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers. In some cases, as a result of customer requirements and the long manufacturing process of certain of the Company's products, the Company maintains up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory.

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

EMPLOYEES

         The Company had 573 employees at December 31, 2001, including 430 employees engaged in product development and support, 81 engaged in sales and marketing, and 62 engaged in general and administrative activities. No employees are represented by a union. The Company believes its relations with its employees are good.

RISK FACTORS

         RISKS RELATED TO OUR CUSTOMERS

         A significant amount of sales comes from our top customers.

         A relatively small number of customers has historically accounted for, and is expected to continue to account for, a significant portion of our net sales in any given fiscal period. Our largest customer, Lucent Technologies, Inc., accounted for approximately 20%, 33% and 33% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. Our five largest customers accounted for approximately 37%, 48% and 45% of net sales during the same periods, respectively. We believe that our major customers continually evaluate whether to purchase time and frequency products from alternate or additional sources. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from us. Any such reduction, delay or loss in orders could harm our business. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which we and such customers do business, which could have a negative effect on our earnings and harm our business.

         The telecommunications manufacturing industry, from which we derive a significant amount of our revenue, has experienced a general economic downturn, and such downturn has significantly weakened the financial condition of some of our top customers. Our largest customer, Lucent Technologies, Inc., experienced a 26% decline in total revenues for the fiscal year ended September 30, 2001 as compared to the same period in 2000, and experienced a net loss of $16.2 billion in fiscal 2001 as compared to net income of $1.2 billion in fiscal 2000. For the quarter ended December 31, 2001, Lucent experienced an 18% decline in revenue as compared to the comparable quarter in 2000. Lucent's loss for the quarter ended December 31, 2001 was $0.4 billion as compared to $0.5 billion for the quarter ended December 31, 2000. In addition, on August 1, 2001, Standard and Poor's cut Lucent's short-term corporate credit and debt ratings to "C" from "B" and Lucent's long-term corporate credit, bank loan and senior unsecured debt ratings two notches each to "BB-minus," its third-highest junk grade. If Lucent and our other major telecommunications manufacturing customers continue to experience losses, they may be unable to pay us money owed under existing agreements or may terminate or cut back on their purchase arrangements with us. In addition, the continued decline of the telecommunications industry could delay decisions among certain of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products or nonpayment for our products could have a material adverse effect on our business and results of operations.

         Contracting with the United States government entails special risks.

         Approximately 16% of our sales in fiscal 2001 were made either to United States government agencies or indirectly to United States government agencies through subcontracts. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, we are generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract. These contracts and subcontracts are either fixed price or cost reimbursable contracts. Fixed-price contracts provide fixed compensation for specified work. Under cost reimbursable contracts, we agree to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost reimbursable contracts, the potential for profit under fixed-price contracts is greater than under cost reimbursable contracts.

         Economic, political and other risks associated with international sales and operations could adversely affect our sales.

         Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our export sales, which were primarily to Western Europe, Latin America, the Far East, and Canada accounted for 31% of our net sales in fiscal 2001, 25% of our net sales in fiscal 2000, and 25% of our net sales in fiscal 1999. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, some of our manufacturing facilities and suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

      -     changes in foreign currency exchange rates

      - changes in a specific country's or region's political or economic conditions

      - trade protection measures and import or export licensing requirements

      -     potentially negative consequences from changes in tax laws

      -     difficulty in staffing and managing widespread operations

      -     differing labor regulations

      -     differing protection of intellectual property

      -     unexpected changes in regulatory requirements

         RISKS RELATED TO OUR OPERATIONS AND FINANCIAL RESULTS

         Fluctuations in our quarterly operating results may cause our stock price to decline.

         Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability, and unexpected changes may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, relatively small declines in revenue could disproportionately affect our operating results in a quarter. Other factors that could affect our quarterly operating results include:

      -     competitive pressures resulting in lower selling prices;

      - changes in the relative portion of our revenue represented by our various products and customers;

      -     changes in the timing of product orders; and

      - our inability to forecast revenue in a given quarter from large system sales.

         We have limited backlog and a limited view of when a sale will be completed which may affect sales in any given period.

         We consider all orders that are expected to be shipped to customers within a 6-month period as backlog. As part of our close working relationship with our major original equipment manufacturer customers, such customers expect us to respond quickly to changes in the volume and delivery schedule of their time and frequency product requirements and to inventory products at our facilities for just-in-time delivery to their customers. Therefore, although contracts with such customers typically specify aggregate volumes of products to be purchased over an extended time period, such contracts also provide that scheduled shipment dates of particular volumes are generally released to us only days or a few weeks prior to the required delivery date to original equipment manufacturer customers. As a result of possible changes in product delivery schedules, cancellations of orders and potential delays in product shipments and orders received for products shipped in the same quarter, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period.

         We rely on single-sources for various components and we have experienced delays in obtaining needed standard parts, single source components and services from our suppliers.

         We currently procure various components from single-sources due to unique component designs as well as certain quality and performance requirements. If single-sourced components were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business results of operations and financial condition could be harmed. In addition, many of our suppliers require long lead-times to deliver requested quantities of components. If we are unable to obtain sufficient quantities of components to manufacture our time or frequency products, there could be delays or reductions in product shipments which could have a material adverse effect on our business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion one or more of the electronic components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot assure you that we will not experience similar delays in the future, the occurrence of which could have a material adverse effect on our business, financial condition and results of operations.

         If demand for our products does not match our manufacturing capacity, our earnings may suffer.

         Because we cannot quickly adapt our production and related cost structures to rapidly changing market conditions, if demand does not meet our expectations, our manufacturing capacity will exceed our production requirements. The fixed costs associated with excess manufacturing capacity will adversely affect our earnings. Conversely, if our manufacturing capacity does not keep pace with product demand, or if we experience difficulties in obtaining parts or components needed for manufacturing, we will not be able to fulfill orders in a timely manner which in turn may have a negative effect on our earnings and overall business.

         Inventory risks could impact our gross margin.

         Although we believe that we currently have appropriate provisions for inventory that has declined in value, become obsolete or is in excess of anticipated demand, we cannot be sure that such provisions will be adequate. In some instances, as a result of customer requirements and the long manufacturing process of some of our products, we maintain up to four weeks of forecasted amounts in finished goods inventory and up to an additional eight weeks of forecasted amounts in work-in-process inventory. Our business could be materially harmed, if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

         RISKS RELATED TO TECHNOLOGY

         We must develop and sell new products in order to keep up with rapid technological change.

         The markets in which we compete are characterized by:

            -     rapidly changing technology

            - revolving industry standards and changes in end-user requirements

            -     frequent new product introductions.

         Technological advancements could render our products obsolete and unmarketable. Our success will depend on our ability to respond to changing technologies and customer requirements and on our ability to develop and introduce new and enhanced products, in a cost-effective and timely manner. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. In the future, we expect to develop certain new products and we may not successfully develop, introduce or manage the transition of these new products. Furthermore, products such as those we currently offer may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. These errors could result in delays in or loss of market acceptance and sales; diversion of development resources; injury to our reputation; and increased service and warranty costs. Delays in new product development or delays in production startup could harm our business.

         Our success is contingent upon our product performance reliability.

         Our customers establish demanding specifications for product performance and reliability. Our products are complex and often use state-of-the-art components, processes and techniques. Undetected errors and design flaws have occurred in the past and could occur in the future. In addition to higher product service, warranty and replacement costs, such product defects may seriously harm our customer relationships and industry reputation, further magnifying the harm to our business of such defects.

         Protection of our intellectual property is limited.

         Our success will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. We rely on a combination of trademark, copyright and trade secret laws, contractual restrictions and internal security to establish and protect our proprietary rights. We often rely on licenses of intellectual property useful for our business. We cannot assure you that these licenses will be available in the future on favorable terms or at all. We cannot be sure that such measures will provide meaningful protection for our trade secrets or other proprietary information. To the extent we offer our products in other countries or face competition from foreign companies, the laws of such countries may afford us little or no effective protection of our intellectual property.

         Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

         Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

         If we lose key personnel, we may not be able to successfully operate our business.

         Our success depends to a significant degree upon the continued contributions of the principal members of our management, sales, marketing and technical personnel, many of whom perform important management functions and would be difficult to replace. Our success is especially dependent on the continued employment our Chief Executive Officer, President and Chairman of the Board, Erik H. van der Kaay, who has entered into an employment agreement with an indefinite term. We do not have employment contracts or noncompetitive agreements with our other key personnel. In any event, employment contracts would not prevent key personnel from terminating their employment with us. In addition, competition for qualified personnel in the technology labor market is intense, and we operate in several geographic locations where labor markets are particularly competitive. The loss of the services of any key personnel, particularly senior management and engineers, could materially harm our business.

         OTHER RISKS RELATED TO OUR BUSINESS

         Environmental matters subject us to additional business risks.

         Our operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. While we have not experienced any significant effects on our operations from environmental regulations, we cannot assure you that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict our ability to expand our operations. Failure to comply with such regulations could result in suspension or cessation of our operations, or could subject us to significant liabilities. Although we periodically review our facilities and internal operations for compliance with applicable environmental regulations, such reviews are necessarily limited in scope and frequency and, therefore, we cannot assure you that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially harm our business.

         Our Austin, Texas property is undergoing remediation for known subsurface contamination on such property and adjoining properties. We believe we will continue to incur monitoring costs for the next several years in connection with the site contamination. Further, we may be subject to claims from adjoining landowners, in addition to claims for remediation, and the amount of such costs and the extent of our exposure to such claims cannot be determined at this time. The determination of the existence and cost of any additional contamination caused by us could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require us to incur unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners' claims and any related governmental action may expose us to material liability and could harm our business.

         We may engage in future acquisitions or dispositions that dilute our stockholders and cause us to incur debt or assume contingent liabilities.

         As part of our strategy, we expect to review acquisition or disposition alternatives to buy other businesses or technologies that would complement our current products, expand our market coverage, enhance our technical capabilities, or offer growth opportunities. In the event of any future transactions, we could:

            - issue equity or other convertible securities that would dilute our current stockholders' percentage ownership;

            -     incur debt;

            -     assume liabilities; or

            -     incur significant one-time write-offs.

         These transactions also involve numerous risks, including

            - problems combining the acquired operations, technologies or products;

            -     unanticipated costs;

            -     diversion of management's attention from our core business;

            - adverse effects on existing business relationships with suppliers and customers;

            - risks associated with entering markets in which we have no or limited prior experience; and

            -     potential loss of key employees of purchased organizations.

         We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel that we might purchase in the future.

         We and our customers are subject to various governmental regulations, compliance with which may cause us to incur significant expenses, and if we fail to maintain satisfactory compliance with certain regulations, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil or criminal penalties.

         Our business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. We may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by us to comply with applicable government regulations could also result in cessation of our operations or portions of our operations, product recalls or impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are regulated or sold into regulated industries, we must comply with additional regulations in marketing our products. Our products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. We also must comply with work safety rules. If we fail to adequately address any of these regulations, our business will be harmed.

ITEM 2. PROPERTIES

         The Company's Irvine, California, manufacturing and executive office facilities occupy an aggregate of 109,000 square feet in two sites under leases, each expiring July 31, 2005. The Company also occupies a facility located in San Jose, California, consisting of 5,800 square feet of sales and marketing space, under a lease expiring on September 30, 2005. The Company has leased office facilities in Lexington, Massachusetts, consisting of 7,280 square feet, that expires on October 31, 2004. The Company also operates a facility located in Hofolding, Germany, consisting of an 8,600 square foot manufacturing facility, expiring on May 31, 2004. The Company owns its manufacturing facility in Beverly, Massachusetts, comprised of a 32,000 square foot building located on approximately four acres of land. The Company also owns its manufacturing facility in Austin, Texas, comprised of a 50,000 square foot building, located on approximately nine acres of land. The Company is currently building a 20,000 square foot addition to its Beverly facility, with an estimated completion date of April 2002. The Company believes that its current facilities at its other sites are adequate for its present level of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the executive officers of the Registrant:

Name                        Age             Positions and Offices with the Registrant
----                        ---             -----------------------------------------
Erik H. van der Kaay        62              President and Chief Executive Officer since April 1998.  Prior to joining Datum, Mr. van der Kaay served as Allen Telecom's Executive
                                            Vice President from 1997 to 1998 and a variety of senior positions from 1990 to 1997.  He was President and Chief Executive Officer of
                                            Millitech Corporation from 1988 to 1990.  He currently serves on the board of directors for RF Micro-Devices, TranSwitch Corporation and
                                            Comarco.

Ilan Havered                47              Vice President, International Sales and Marketing of the Company
                                            since May 2000.  From May 1996 to May 2000 Mr. Havered was Director
                                            of International Sales, responsible for activities in Asia Pacific,
                                            Australia and Africa.  From April 1995 to May 1996, he was Manager of
                                            International Sales.  From July 1990 to April 1995 he served as
                                            Systems Product Marketing Manager.

Robert J. Krist             53              Vice President, Chief Financial Officer, Secretary and Treasurer of
                                            the Company since November 2000.  From September 1997 to October
                                            2000, Mr. Krist served as Chief Financial Officer at Bridge Medical,
                                            Inc., a medical information technology company.  From 1991 to 1997 he worked at McGaw, Inc., a medical supplies company, serving as Chief
                                            Financial Officer from 1991 to 1994 and as President, Central
                                            Admixture Pharmacy Services from 1994 to 1997.

Michael J. Patrick          46              Vice President of the Company and President of the Company's Efratom
                                            Time and Frequency Products, Inc. subsidiary since October 1999. Mr.
                                            Patrick also served as Executive Vice President of Efratom from March
                                            1999 to October 1999, and was Vice President of Operations from May
                                            1998 to March 1999 for Efratom.  From 1980 to 1998 he worked at
                                            Interstate Electronics where he served as Vice President Operations.

 John (Jack) R. Rice        58              Vice President of the Company since April 1994 and President of the
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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the Company's common stock are traded on The NASDAQ Stock Market under the symbol "DATM". The following table sets forth the range of high and low closing sales price per share of common stock of the Company as reported on The NASDAQ Stock Market for each quarter of the two most recent fiscal years:

                                                                        HIGH     LOW
                                                                        ----     ---
YEAR ENDED DECEMBER 31, 2001

1st Quarter..........................................................  30.44    13.81
2nd Quarter..........................................................  18.41    12.00
3rd Quarter..........................................................  14.50    10.20
4th Quarter..........................................................  14.15     9.40

YEAR ENDED DECEMBER 31, 2000
1st Quarter..........................................................  29.31    11.50
2nd Quarter..........................................................  22.63    13.63
3rd Quarter..........................................................  40.31    17.00
4th Quarter..........................................................  34.19    19.00


         It is the policy of the Company to retain earnings to finance the future growth and development of its business. Therefore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's existing credit arrangements restrict the Company from paying cash dividends.


        At March 13, 2002, there were 313 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data has been derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated balance sheets at December 31, 2001 and 2000 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2001 and notes thereto appear elsewhere in this Report.

                                                                              Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                   2001           2000            1999            1998             1997
                                                ---------       ---------       ---------       ---------       ---------
                                                                   (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net Sales                                       $ 109,744       $ 132,239       $ 100,168       $ 101,233       $ 114,092
   Costs and expenses:
      Cost of sales                                61,473          73,052          60,097          65,172          68,235
      Selling                                      17,201          17,088          14,475          15,003          15,808
      Product development                          13,700          15,305          15,237          11,903          10,650
      General and administrative                   13,983          16,438          10,842           9,946           9,479
      Impairment of long-lived asset                2,718              --              --              --              --
                                                ---------       ---------       ---------       ---------       ---------
      Operating income (loss)                         669          10,356            (483)           (791)          9,920
      Interest expense                                401           1,673           1,919           2,051           2,085
      Interest income                                (144)           (214)           (524)           (434)           (349)
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes                     412           8,897          (1,878)         (2,408)          8,184
Income tax provision (benefit)                       (776)          3,559            (728)           (951)          3,355
                                                ---------       ---------       ---------       ---------       ---------
Net income (loss)                               $   1,188       $   5,338       $  (1,150)      $  (1,457)      $   4,829
                                                =========       =========       =========       =========       =========
Net income (loss) per share:
      Basic                                     $    0.19       $    0.90       $   (0.20)      $   (0.27)      $    0.97
                                                =========       =========       =========       =========       =========
      Diluted                                   $    0.19       $    0.85       $   (0.20)      $   (0.27)      $    0.90
                                                =========       =========       =========       =========       =========
Shares used in per share calculation:
      Basic                                         6,144           5,949           5,663           5,414           4,973
                                                =========       =========       =========       =========       =========
      Diluted                                       6,297           6,296           5,663           5,414           5,390
                                                =========       =========       =========       =========       =========

                                                            December 31,
                                      -----------------------------------------------------------
                                       2001         2000         1999         1998         1997
                                      -------      -------      -------      -------      -------
CONSOLIDATED BALANCE SHEET DATA:

Working capital                       $49,222      $44,324      $42,017      $46,089      $47,482
Total assets                           90,187       95,276       87,782       86,920       85,746
Long-term debt                          2,635        1,750       11,671       14,533       17,418
Stockholders' equity                   70,852       67,539       58,320       56,978       56,844

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

         We are a leading supplier of precise timing solutions for telecommunications and computing networks, satellite systems, electronic commerce, and test and measurement applications. We design, manufacture or contract for manufacture, and market a wide variety of high-performance time and frequency products for telecommunications systems, enterprise computing networks, electronic commerce, satellites and a variety of other test and measurement applications. Our products are used to synchronize the flow of information in telecommunications networks and numerous other applications.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         REVENUE RECOGNITION. The Company's principal source of revenue is derived from the sale of hardware products. A small percentage of the Company's revenue is generated by software sales. For sales of hardware products, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met, revenue recognized for any reporting period could be adversely affected. For sales of software products and hardware transactions where software is not incidental, the Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Fees from software sales are recognized as revenue upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable, and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. For contracts, the Company uses the percent complete method for recognizing revenue.

         INVENTORY VALUATION. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Our management must make estimates of inventory valuation and obsolescence. Management estimates customer demand, prices for products, future inventory usage and evaluates inventory obsolescence in evaluating the adequacy of inventory reserves. Increases in inventory reserves are charged to cost of goods sold. Our inventory balance was $28.5 million, net of reserves of $3.8 million, as of December 31, 2001.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $25.5 million, net of allowance for doubtful accounts of $0.6 million, as of December 31, 2001.

         ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

         LONG-LIVED ASSETS. The excess of the purchase price of businesses or assets acquired over the fair value of the net assets ("goodwill") is amortized over varying periods ranging from 20 to 40 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of an asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. It is the Company's policy to periodically evaluate the carrying value of its long-lived assets when certain events arise and to recognize impairment when the estimated future undiscounted net operating cash flows from the use of the assets are less than their carrying values. Impairment of long-lived assets for 2001 was $2.7 million. There was no such charge in 2000 or 1999. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments costs capitalized in 2000. During 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

         CAPITALIZED SOFTWARE DEVELOPMENT COSTS. Statement of Financial Accounting Standards No. 86 ("FAS 86") requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Costs not required to be capitalized are included in research and development expense as incurred. Amortization begins when a product is ready for release to customers and is calculated on a straight-line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. The recoverability of capitalized costs is continually evaluated. The amount charged to expense for amortization of software development costs was $120,000 and $9,000 in 2001 and 2000 respectively.

         ACCRUED WARRANTY REPAIR. The Company generally offers warranties on its products of one to three years. When evaluating the adequacy of the accrual for warranty repairs, management estimates the number of units that have been sold that are still under warranty, failure rates and the average cost of performing a warranty repair. Additions to accrued warranty repair are charged to cost of goods sold. The Company had $1.6 million and $2.2 million in accrued warranty as of December 31, 2001 and 2000, respectively.

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

         NET SALES. The Company's net sales are derived primarily from the sale of time and frequency products for use in telecommunications networks, enterprise computing networks, e-business, satellites and in a variety of other test and measurement and e-business applications. Net sales for the Company were $109.7 million, $132.2 million and $100.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent a decrease from 2000 to 2001 of 17.0% and an increase from 1999 to 2000 of 32.0%. Wireless and wireline sales declined 44.6% and 7.1%, respectively from 2000 to 2001. The decline in 2001 reflected a general downturn in the telecommunications market. Wireless and wireline telecommunications sales increased 31.8% and 53.7%, respectively, in 2000 due to increased product demand.

         A small number of customers account for a substantial portion of the Company's net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company's largest customer, Lucent Technologies Inc. (Lucent), accounted for approximately 20%, 33% and 33% of net sales for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Further, the Company's five largest customers, including Lucent, accounted for approximately 37%, 48% and 45% of net sales during the same periods. The reduction in orders by, or loss of, any major customer could adversely affect the Company's business, financial condition and results of operations.

         Direct and indirect sales to the United States government were approximately $17.2 million in 2001, $9.6 million in 2000 and $9.9 million in 1999, constituting approximately 15.7%, 7.3% and 9.9% of net sales, respectively. These amounts represent an increase from 2000 to 2001 of 79.2% and a decrease of 3.0% from 1999 to 2000. Government-related contracts and subcontracts are subject to standard provisions for termination at the convenience of the government. In such event, however, the Company is generally entitled to reimbursement of costs incurred on the basis of work completed plus other amounts specified in each individual contract.

         GROSS MARGINS. Gross margins are derived from net sales and cost of sales, which consists primarily of raw materials, labor, overhead and warranty costs. Gross margins were 44.0%, 44.8% and 40.0% in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 was primarily the result of decreased efficiencies due to decreased manufacturing volume in the wireless and wireline segments due to decreases in sales in both segments. The increase from 1999 to 2000 was predominantly in the wireless telecommunication market and was primarily a result of enhanced manufacturing and development efficiencies, improved supply chain management and efficiencies gained from increases in sales. Gross margins can be adversely affected by a number of factors, including pricing pressure from the Company's customers and the difficulty of reducing fixed expenses in connection with the Company's rescheduling of customers' orders.

         SELLING EXPENSE. Selling expense consists primarily of salaries and other expenses of its sales and marketing personnel, along with sales commissions paid to the Company's third-party representatives and distributors. Selling expense was $17.2 million in 2001, $17.1 million in 2000 and $14.5 million in 1999. These amounts represent an increase of 0.7% from 2000 to 2001 and an increase of 18.1% from 1999 to 2000. As a percent of net sales, these amounts were 15.7%, 12.9% and 14.5% in 2001, 2000 and 1999, respectively. Selling expense was relatively flat in each segment in 2001 as compared to 2000, despite the decrease in sales in the wireless and wireline segments. The wireline segment started a new OEM marketing department to market its TimePieces(TM) product line, which did not generate significant sales in 2001. This increase in expense offset decreases in variable selling expense in the wireline segment related to the decrease in sales. Selling expense in the Company's wireless segment are mostly fixed and as a result did not decrease relative to the decline in sales in that segment. The increase in expense in 2000 was due to the higher volume of net sales. The decrease in 2000 as a percentage of net sales was due to the Company's continued efforts to reduce commissions by replacing outside sales representatives with internal sales staff.

         PRODUCT DEVELOPMENt. Product development expense consists primarily of salary, applied overhead, materials and third-party design services. Product development expense was $13.7 million in 2001, $15.3 million in 2000 and $15.2 million in 1999. These amounts represented a decrease of 10.5% from 2000 to 2001 and an increase of 0.4% from 1999 to 2000. Product development expenditures represented 12.5%, 11.6% and 15.2% of net sales in 2001, 2000 and 1999, respectively. The decrease in product development expense in 2001 is primarily due to the capitalization of $2.3 million of software development costs of the Company's Trusted Time(TM) and wireline network management products. The spending increase in 2000 from 1999 reflects the continual emphasis on new product design and enhancement of current products.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of salaries and other expenses for management, finance, accounting, information technology and human resources, as well as amortization of goodwill and depreciation charges. General and administrative expenses were $14.0 million in 2001, $16.4 million in 2000 and $10.8 million in 1999. These amounts represent a decrease from 2000 to 2001 of 14.9% and an increase of 51.6% from 1999 to 2000. As a percentage of net sales, these amounts were 12.7%, 12.4% and 10.8% in 2001, 2000 and 1999, respectively. The decrease in 2001 was the result of lower incentive accruals and efficiencies realized from the 2000 closure of the Company's manufacturing facility in San Jose, CA. The increase in 2000 was predominantly caused by increased incentive accruals related to the Company's profitability, twelve months of Digital Delivery expense, including goodwill amortization, in 2000 versus five months expense in 1999, and charges related to management changes and the consolidation of the San Jose and Beverly operations. Such expenses include $2.3 million, $2.9 million and $2.1 million for 2001, 2000 and 1999, respectively, of goodwill amortization and increased depreciation resulting from the step-up of the assets purchased in the March 1995 acquisition of Efratom and the July 1999 acquisition of Digital Delivery.

         IMPAIRMENT OF LONG-LIVED ASSET. Impairment of long-lived asset for the year ended December 31, 2001 was $2.7 million. There was no such charge in the comparable period in 2000. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments costs capitalized in 2000. During the quarter ended June 30, 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

         INTEREST, NET. Net interest expense was $0.3 million, $1.5 million and $1.4 million in 2001, 2000 and 1999, respectively. These amounts constitute a decrease of 82.4% from 2000 to 2001 and an increase of 4.6% from 1999 to 2000. The decrease in 2001 was caused by reduced debt levels and by positive cash flows generated from operations. The increase in 2000 in net interest expense was a result of lower interest income and the write-off of unamortized debt expense in the second quarter of 2000 in relation to the Company's refinancing of its debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations primarily through a combination of cash provided from operations, a commercial bank line of credit and long-term debt.

         Working capital increased to $49.2 million at December 31, 2001 from $44.3 million at December 31, 2000. The current ratio increased to 4.3 at December 31, 2001 from 2.9 at December 31, 2000. The current ratio increased as a result of an increase in cash flow from operations and from reductions in current portion of long term debt and advances on our line of credit. During the same period cash increased from $1.0 million to $2.4 million, primarily due to $10.6 million provided by operating activities and $2.7 million of proceeds from the issuance of long term debt, offset by $3.4 million of capital expenditures, $2.3 million of capitalized software development costs and $5.1 million used to pay down the line of credit and long term debt.

         Cash provided by operations was approximately $10.6 million in 2001, compared to approximately $1.8 million in 2000, and approximately $5.5 million in 1999. Accounts receivable decreased by $9.5 million to $25.5 million at December 31, 2001, due to the decrease in sales of $10.3 million from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. Inventories increased by $2.1 million at December 31, 2001, due to a greater than anticipated decline in sales over the last two quarters of 2001. Income tax accounts combined represented a $3.8 million cash outflow for the year ended December 31, 2001, due to required tax payments caused by the Company's profitability in 2000 and the first half of 2001.

         Capital expenditures were approximately $5.7 million, $3.9 million, and $2.4 million in 2001, 2000, and 1999, respectively, including capitalized software development costs. The amount in 2001 includes $0.9 million related to the in-process expansion of the Company's manufacturing facility in Beverly, Massachusetts.

         The Company's credit facility includes a $6.0 million term loan maturing June 15, 2002, bearing interest at the rate of 9.15% on the unpaid principal, payable monthly, with the principal repaid in equal installments of $250,000 on the first of every month. The Company does not expect to replace the term loan upon retirement. In connection with the issuance of promissory notes issued in 1996 that were fully paid off in 2000, the Company issued to The Prudential Insurance Company of America common stock warrants which currently allow for the purchase of 176,303 shares of common stock at an exercise price per share of $11.415.

          The maturity date of the revolving component of the Company's line of credit with Wells Fargo Bank has been extended to May 29, 2003 in a principal amount not to exceed $16.0 million and bearing interest at Wells Fargo's prime rate or at LIBOR plus 2.0%. Under the Wells Fargo credit facility, the Company is required to maintain certain financial ratios, limit other indebtedness and may not pay dividends. Other restrictions include limitations on the amounts of leases and capital expenditures that may be incurred. At December 31, 2001, the Company was in compliance with all debt covenants. No amounts were outstanding under the line of credit as of December 31, 2001.

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

         The Company believes that cash, cash equivalents, short-term investments and funds generated from operations will be sufficient to satisfy working capital requirements and capital expenditures in fiscal 2002. Should there be a further reduction in telecommunication network infrastructure spending which impacts the Company's expected revenues or ability to collect its accounts receivable, the Company could potentially be in violation of debt covenants within its credit facility. There is no guarantee that the Company would receive a waiver if a debt covenant were violated.

         The following table summarizes the Company's contractual obligations as of December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands).

                                                      LESS
                                                     THAN 1        1 - 3        4 - 5       AFTER 5
                                         TOTAL        YEAR         YEARS        YEARS        YEARS
                                        -------      -------      -------      -------      -------
Long-term debt                          $ 4,445      $ 1,810      $   125      $   105      $ 2,405
Non-cancelable operating leases           6,504        2,085        3,480          939           --
                                        -------      -------      -------      -------      -------
Total contractual cash obligations      $10,949      $ 3,895      $ 3,605      $ 1,044      $ 2,405
                                        =======      =======      =======      =======      =======

NEW ACCOUNTING PRONOUNCEMENTS

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

          In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of FAS 143 no later than the first quarter of its fiscal year 2003. The Company is currently evaluating the impact of adopting FAS 143.

          In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt the provisions of FAS 144 no later than the first quarter of its fiscal 2002. The Company is currently evaluating the impact of adopting FAS 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FOREIGN CURRENCY EXCHANGE RISK. The Company's foreign sales are generally invoiced in U.S. dollars, and the Company does not presently enter into foreign currency forward exchange contracts. The Company does not enter into derivative financial instrument transactions for speculative purposes. Additional information for this item is contained under the captions "Disclosures About Fair Value of Financial Instruments" and "Foreign Currency Translation" in Note A, "Description of the Company and Summary of Significant Accounting Policies" in Notes to the Consolidated Financial Statements set forth elsewhere in this Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" from the Company's definitive proxy statement for the Annual Meeting of the Stockholders to be held May 30, 2002 to be filed with the Commission on or before April 30, 2002. Information as to the Company's executive officers is included in Item 4A of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         There is hereby incorporated by reference information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 30, 2002 to be filed with the Commission on or before April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 30, 2002 to be filed with the Commission on or before April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "Executive Compensation" from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 30, 2002 to be filed with the Commission on or before April 30, 2002.

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

(b)     Reports on Form 8-K.

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 29th day of March, 2002.

                                  DATUM INC.

                                      By  /s/ Erik H. van der Kaay
                                          ---------------------------------
                                          Erik H. van der Kaay
                                          Chief Executive Officer, President and
                                          Director

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

 /s/ Erik H. van der Kaay                  President, CEO, Chairman                          March 29, 2002
-----------------------------------        (Principal Executive Officer)
Erik H. van der Kaay


 /s/ Robert J. Krist                       Chief Financial Officer                           March 29, 2002
-----------------------------------        (Principal Financial and Accounting Officer)
Robert J. Krist


/s/ Alfred F. Boschulte                    Director                                          March 29, 2002
-----------------------------------
Alfred F. Boschulte


 /s/ Elizabeth A. Fetter                   Director                                          March 29, 2002
-----------------------------------
Elizabeth A. Fetter


 /s/ G. Tilton Gardner                     Director                                          March 29, 2002
-----------------------------------
G. Tilton Gardner


 /s/ R. David Hoover                       Director                                          March 29, 2002
-----------------------------------
R. David Hoover


 /s/ Louis B. Horwitz                      Director                                          March 29, 2002
-----------------------------------
Louis B. Horwitz


/s/ Michael M. Mann                        Director                                          March 29, 2002
-----------------------------------
Michael M. Mann

                           DATUM INC. AND SUBSIDIARIES

               Index To Consolidated Financial Statements Covered
                      By Report of Independent Accountants

                              Item 14(a)(1) and (2)

                                                                              Page references
                                                                                     Form
                                                                                     10-K
The information under the following captions, is included herein:

      Financial Statements

      Report of independent accountants...............................................F-1

      Consolidated balance sheet at December 31,
        2001 and 2000 ................................................................F-2

      Consolidated statement of operations for each
        of the three years in the period ended
        December 31, 2001.............................................................F-3

      Consolidated statement of stockholders' equity
        for each of the three years in the period
        ended December 31, 2001.......................................................F-4

      Consolidated statement of cash flows for each
        of the three years in the period ended
        December 31, 2001.............................................................F-5

      Notes to consolidated financial statements......................................F-6


      Financial Statement Schedules

      VIII - Valuation and Qualifying Accounts........................................S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Datum Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Datum Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/   PRICEWATERHOUSECOOPERS LLP
----------------------------------------
Orange County, California
February 14, 2002

                           DATUM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
A S S E T S

Current assets:

     Cash and cash equivalents                              $  2,381      $  1,017
     Restricted cash                                           1,828            --
     Accounts receivable, less allowance for doubtful
        accounts of $574 and $664, respectively               25,479        34,988
     Inventories                                              28,473        26,400
     Prepaid expenses                                            468           375
     Deferred income taxes                                     3,158         4,613
     Income tax refund receivable                              2,222           161
                                                            --------      --------
               Total current assets                           64,009        67,554
Land, buildings and equipment, net                            14,045        14,517
Deferred income taxes                                            374            --
Excess of purchase price over net assets acquired, net
     of accumulated amortization of $11,459 and $7,412         8,549        12,595
Capitalized software development costs                         2,379           215
Other assets                                                     831           395
                                                            --------      --------
                                                            $ 90,187      $ 95,276
                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                       $  7,041      $  8,777
     Accrued salaries and wages                                3,047         4,179
     Accrued warranty                                          1,577         2,173
     Other accrued expenses                                      998         1,376
     Deferred revenue                                            314            --
     Income taxes payable                                         --         1,705
     Advances on line of credit                                   --         2,020
     Current portion of long-term debt                         1,810         3,000
                                                            --------      --------
               Total current liabilities                      14,787        23,230
                                                            --------      --------
Long-term debt                                                 2,635         1,750
                                                            --------      --------
Postretirement benefits                                        1,239         1,188
                                                            --------      --------
Other long-term liabilities                                      674           584
                                                            --------      --------
Deferred income taxes                                             --           985
                                                            --------      --------
Stockholders' equity
     Preferred stock, par value $.25 per share
        Authorized - 1,000,000 shares
        Issued - none                                             --            --
     Common stock, par value $.25 per share
        Authorized - 10,000,000 shares
        Issued -  6,209,721 and 6,067,065, respectively        1,552         1,517
     Additional paid-in capital                               53,619        51,441
     Retained earnings                                        16,704        15,516
     Unamortized stock compensation                             (224)         (127)
     Accumulated other comprehensive loss                       (799)         (808)
                                                            --------      --------
               Total stockholders' equity                     70,852        67,539
                                                            --------      --------
                                                            $ 90,187      $ 95,276
                                                            ========      ========


See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEAR ENDED DECEMBER 31,
                                          ---------------------------------------
                                            2001           2000           1999
                                          ---------      ---------      ---------
Net Sales                                 $ 109,744      $ 132,239      $ 100,168

Operating expenses:
     Cost of sales                           61,473         73,052         60,097
     Selling                                 17,201         17,088         14,475
     Product development                     13,700         15,305         15,237
     General and administrative              13,983         16,438         10,842
     Impairment of long-lived asset           2,718             --             --
                                          ---------      ---------      ---------
Operating income (loss)                         669         10,356           (483)
                                          ---------      ---------      ---------

Interest expense                                401          1,673          1,919
Interest income                                (144)          (214)          (524)
                                          ---------      ---------      ---------

Income (loss) before income taxes               412          8,897         (1,878)
Income tax provision (benefit)                 (776)         3,559           (728)
                                          ---------      ---------      ---------
Net income (loss)                         $   1,188      $   5,338      $  (1,150)
                                          =========      =========      =========

Net income (loss) per common share:
     Basic                                $    0.19      $    0.90      $   (0.20)
                                          =========      =========      =========
     Diluted                              $    0.19      $    0.85      $   (0.20)
                                          =========      =========      =========

Shares used in per share calculation:
     Basic                                    6,144          5,949          5,663
                                          =========      =========      =========
     Diluted                                  6,297          6,296          5,663
                                          =========      =========      =========


See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                COMMON STOCK       ADDITIONAL            UNAMORTIZED    ACCUMULATED
                                            --------------------    PAID-IN    RETAINED     STOCK      COMPREHENSIVE
                                              SHARES     AMOUNT     CAPITAL    EARNINGS  COMPENSATION  INCOME (LOSS)   TOTAL
                                            ----------   -------   ----------  --------  ------------  -------------  -------
Balances at December 31, 1998                5,505,843     1,376      44,941     11,328      (368)          (299)      56,978
Issuance of common stock under
  401(k) and ESP Plans                         114,877        29         796                                              825
Exercise of stock options                       20,000         5          81                                               86
Income tax benefit from restricted stock
  issued and stock options exercised                                      30                                               30
Amortization of stock compensation                                                             59                          59
Acquisition of Digital Delivery                214,277        54       1,861                                            1,915

Comprehensive income:
  Cumulative translation adjustment                                                                         (423)        (423)
Net income                                                                       (1,150)                               (1,150)
                                                                                                                      -------
Total comprehensive income                                                                                             (1,573)
                                            ----------   -------    --------   --------     -----          -----      -------
Balances at December 31, 1999                5,854,997     1,464      47,709     10,178      (309)          (722)      58,320
Issuance of common stock under
  401(k) and ESP Plans                          54,888        14       1,032                                            1,046
Exercise of stock options                      183,473        46       1,453                                            1,499
Income tax benefit from restricted stock
  issued and stock options exercised                                   1,389                                            1,389
Amortization of stock compensation                                                            182                         182
Stock based compensation                                                 102                                              102
Cancelled shares from Digital Delivery
  acquisition                                  (26,293)       (7)       (244)                                            (251)

Comprehensive income:
  Cumulative translation adjustment                                                                          (86)         (86)
Net income                                                                        5,338                                 5,338
                                                                                                                      -------
Total comprehensive income                                                                                              5,252
                                            ----------   -------    --------   --------     -----          -----      -------
Balances at December 31, 2000                6,067,065     1,517      51,441     15,516      (127)          (808)      67,539
Issuance of common stock under 401(k)
  and ESP Plans                                 85,872        21       1,084                                            1,105
Exercise of stock options                       26,625         7         221                                              228
Income tax benefit from restricted stock
  issued and stock options exercised                                     411                                              411
Amortization of stock compensation                                                            362                         362
Stock based compensation                        30,159         7         462                 (459)                         10

Comprehensive income:
  Cumulative translation adjustment                                                                            9            9
Net income                                                                        1,188                                 1,188
                                                                                                                      -------
Total comprehensive income                                                                                              1,197
                                            ----------   -------    --------   --------     -----          -----      -------
Balances at December 31, 2001                6,209,721   $ 1,552    $ 53,619   $ 16,704     $(224)         $(799)     $70,852
                                            ==========   =======    ========   ========     =====          =====      =======


See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                            2001          2000          1999
                                                                          --------      --------      --------
Cash flows from operating activities:
   Net income (loss)                                                      $  1,188      $  5,338      $ (1,150)
                                                                          --------      --------      --------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

            Depreciation and amortization                                    3,702         4,459         3,913
            Amortization of capitalized software development costs             120            --            --
            Amortization of goodwill                                         1,511         2,127         1,439
            Write-off of impaired long-lived asset                           2,718            --            --
            Contribution of shares of common stock to
               the Company's 401(k) plan                                       716           747           603
            Stock based compensation                                           384           285            59
            Income tax benefit from restricted stock issued
                 and stock options exercised                                   411         1,389            30
            Deferred income taxes                                               96        (1,299)         (895)

         Changes in assets and liabilities:

            (Increase) decrease in accounts receivable                       9,509       (12,060)       (3,585)
            (Increase) decrease in inventories                              (2,073)       (4,589)        2,743
            (Increase) decrease in prepaid expenses                            (93)          120           (14)
            (Increase) decrease in income tax refund receivable             (2,061)          302           727
            (Increase) decrease in other assets                               (436)          157          (282)
            Increase (decrease) in accounts payable                         (1,738)        2,071         1,744
            Increase (decrease) in accrued expenses                         (2,118)        2,669          (235)
            Increase in deferred revenue                                       314            --            --
            Increase (decrease) in income taxes payable                     (1,705)         (237)          234
            Increase (decrease) in other long-term liabilities                  90           166           (18)
            Increase in postretirement benefits                                 51           154           216
                                                                          --------      --------      --------
         Total reconciling items                                             9,398        (3,539)        6,679
                                                                          --------      --------      --------
         Net cash provided by operating activities                          10,586         1,799         5,529
                                                                          --------      --------      --------

Cash flows from investing activities:

   Proceeds from equipment disposals                                            --            56            --
   Capital expenditures                                                     (3,437)       (3,723)       (2,359)
   Capitalized software development costs                                   (2,284)         (215)           --
   Payment for acquisition, net of cash acquired                                --            --        (2,111)
   Other                                                                        --           (39)           16
                                                                          --------      --------      --------
      Net cash used by investing activities                                 (5,721)       (3,921)       (4,454)
                                                                          --------      --------      --------

Cash flows from financing activities:

   Proceeds from (reductions to) line of credit                             (2,020)        2,020            --
   Proceeds from long-term debt                                              2,725         6,000            --
   Payments of long-term debt                                               (3,030)      (16,253)       (3,025)
   Increase in restricted cash                                              (1,828)           --            --
   Proceeds from exercise of stock options and ESP plan                        617         3,187           337
                                                                          --------      --------      --------
      Net cash used for financing activities                                (3,536)       (5,046)       (2,688)
Effect of exchange rate changes on cash and cash equivalents                    35           (86)         (423)
                                                                          --------      --------      --------
Net increase (decrease) in cash and cash equivalents                         1,364        (7,254)       (2,036)
Cash and cash equivalents at beginning of period                             1,017         8,271        10,307
                                                                          --------      --------      --------

Cash and cash equivalents at end of period                                $  2,381      $  1,017      $  8,271
                                                                          ========      ========      ========


See notes to consolidated financial statements.

                           DATUM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE A -- DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of the Company: Datum is a leading supplier of precise timing solutions for telecommunications and computing networks, satellite systems, electronic commerce, and test and measurement applications. We design, manufacture or contract for manufacture, and market a wide variety of high-performance time and frequency products for telecommunications systems, enterprise computing networks, electronic commerce, satellites and a variety of other test and measurement applications. Our products are used to synchronize the flow of information in telecommunications networks and numerous other applications.

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

    Revenue Recognition. The Company's principal source of revenue is derived from the sale of hardware products. A small percentage of the Company's revenue is generated by software sales. For sales of hardware products, the Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met, revenue recognized for any reporting period could be adversely affected. For sales of software products and hardware transactions where software is not incidental, the Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Fees from software sales are recognized as revenue upon shipment, provided persuasive evidence of an arrangement exists, fees are fixed and determinable, collection is probable, and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. For contracts, the Company uses the percent complete method for recognizing revenue.

    Accounts Receivable and Allowance for Doubtful Accounts. Our management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $25.5 million, net of allowance for doubtful accounts of $0.6 million, as of December 31, 2001. Accounts receivable included amounts recognized as revenue not yet billed to customers from long term contracts of $3.5 million and $2.5 million as of December 31, 2001 and 2000, respectively. The Company generally expects to collect these receivables within one year.

    Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Our management must make estimates of inventory valuation and obsolescence. Management estimates customer demand, prices for products, future inventory usage and evaluates inventory obsolescence in evaluating the adequacy of inventory reserves. Increases in inventory reserves are charged to cost of goods sold. Our inventory balance was $28.5 million, net of reserves of $3.8 million, as of December 31, 2001.

Inventories comprise the following (in thousands):


                                                     DECEMBER 31,
                                                  ------------------
                                                   2001       2000
                                                  -------    -------
               Purchased parts                    $14,247    $13,015
               Work-in-process                      7,440      7,873
               Finished products                    6,786      5,512
                                                  -------    -------
                                                  $28,473    $26,400
                                                  =======    =======

    Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The Company uses the liability method of accounting for income taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense for the period is calculated as the change in net deferred tax liabilities and assets.

    Land, Buildings and Equipment: Land, buildings and equipment, which are recorded at cost and depreciated where appropriate by the straight-line method, consist of the following (in thousands):

                                                      DECEMBER 31,
                                                   ------------------     DEPRECIABLE
                                                    2001       2000           LIFE
                                                   -------    -------    --------------
        Land                                       $ 2,040    $ 2,040
        Buildings                                    5,867      5,435    30 to 40 years
        Equipment                                   25,997     23,294     3 to 10 years
        Leasehold improvements                       1,362      1,315     5 to 10 years
                                                   -------    -------
                                                    35,266     32,084
        Less accumulated depreciation and
          amortization                              21,221     17,567
                                                   -------    -------
                                                   $14,045    $14,517
                                                   =======    =======

    Expenditures for maintenance and repairs are charged directly to operations, and betterments and major renewals are capitalized.

    Capitalized Software Development Costs. Statement of Financial Accounting Standards No. 86 ("FAS 86") requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. Costs not required to be capitalized are included in research and development expense as incurred. Amortization begins when a product is ready for release to customers and is calculated on a straight-line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. The recoverability of capitalized costs is continually evaluated. The amount charged to expense for amortization of software development costs was $120,000 and $9,000 in 2001 and 2000 respectively.

    Accrued Warranty Repair. The Company generally offers warranties on its products of one to three years. When evaluating the adequacy of the accrual for warranty repairs, management estimates the number of units that have been sold that are still under warranty, failure rates and the average cost of performing a warranty repair. Additions to accrued warranty repair are charged to cost of goods sold. The Company had $1.6 million and $2.2 million in accrued warranty as of December 31, 2001 and 2000, respectively.

    Long-lived Assets. The excess of the purchase price of businesses or assets acquired over the fair value of the net assets ("goodwill") is amortized over varying periods ranging from 20 to 40 years. At each balance sheet date, the Company reviews the recoverability of long-lived assets and certain intangible assets, including goodwill. In the event the sum of expected undiscounted future cash flows resulting from the use of an asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. It is the Company's policy to periodically evaluate the carrying value of its long-lived assets when certain events arise and to recognize impairment when the estimated future undiscounted net operating cash flows from the use of the assets are less than their carrying values. Impairment of long-lived assets for 2001 was $2.7 million. There was no such charge in 2000 or 1999. The charge represented $2.5 million of acquisition costs from the July 1999 acquisition of Digital Delivery Inc. and $0.2 million of software developments costs capitalized in 2000. During 2001, the Company determined that the carrying value of the asset related to the Digital Delivery acquisition exceeded its net realizable value as a result of a reduced demand outlook caused by significant changes in business conditions.

    Consolidated Statement of Cash Flows: Cash equivalents include highly liquid investments with an original maturity of less than three months. Cash paid for interest totaled $0.4 million, $1.1 million and $1.7 million in 2001, 2000 and 1999, respectively. Cash paid for income taxes totaled $4.8 million, $2.5 million and $0.2 million in 2001, 2000 and 1999, respectively. Significant non-cash transactions affecting the Company's accounts consisted of tax benefits from the exercise of common stock options of $0.4 million, $1.4 million and $0.03 million in 2001, 2000 and 1999, respectively.

    Stock Options and Awards: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. See the disclosures in accordance with Statement of Financial Accounting Standards No. 123 (FAS 123) in Note E.

    Net Income Per Share: Net income per share--Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Net income per share--Diluted reflects the potential dilution that could occur if stock warrants or options were exercised. Because the effect would have been anti-dilutive, stock options representing 134,957 shares in 1999 have been excluded from the computation of diluted earnings per share. Net income per share is calculated as follows (in thousands, except share data):

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2001          2000          1999
                                                   ----------    ----------    -----------
        Net income (loss)                          $    1,188    $    5,338    $    (1,150)
                                                   ==========    ==========    ===========
        Shares outstanding -- Basic                 6,143,854     5,948,789      5,663,146
        Effect of dilutive securities:
            Warrants                                    3,234        49,893             --
            Stock options                             150,376       297,185             --
                                                   ----------    ----------    -----------
        Shares outstanding -- Diluted               6,297,464     6,295,867      5,663,146
                                                   ==========    ==========    ===========
        Net income (loss) per share -- Basic       $     0.19    $     0.90    $     (0.20)
                                                   ==========    ==========    ===========
        Net income (loss) per share -- Diluted     $     0.19    $     0.85    $     (0.20)
                                                   ==========    ==========    ===========

    Disclosures About Fair Value of Financial Instruments: The carrying values of cash, cash equivalents, accounts receivable and accrued liabilities approximate their fair values because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value.

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

    Concentration of Credit Risk: A small number of customers accounts for a substantial portion of the Company's net sales, and therefore also represents a substantial amount of receivables at any point in time. As of December 31, 2001, one customer accounted for approximately 9.7% of accounts receivables and four others collectively accounted for approximately 15.5%. The Company performs regular credit evaluations of its customers and has not experienced any significant credit losses.

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

    In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of FAS 143 no later than the first quarter of its fiscal year 2003. The Company is currently evaluating the impact of adopting FAS 143.

    In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt the provisions of FAS 144 no later than the first quarter of its fiscal 2002. The Company is currently evaluating the impact of adopting FAS 144.

NOTE B -- DEBT

    Long-term obligations outstanding are as follows (in thousands):

                                                                      DECEMBER 31,
                                                                   ------------------
                                                                    2001       2000
                                                                   -------    -------
        $6,000 term loan, $250 principal due monthly, to
          June 15, 2002, with interest payable monthly at
          9.15%, collateralized by all assets                      $ 1,750    $ 4,750

        $2,725 industrial development bond, principal due
          semi-annually with the bond maturing in May 2021.
          Interest is payable monthly beginning July 2, 2001
          at an adjustable rate of interest                          2,695         --
                                                                   -------    -------
        Total debt                                                   4,445      4,750
        Less current portion                                        (1,810)    (3,000)
                                                                   -------    -------
        Long-term debt, less current portion                       $ 2,635    $ 1,750
                                                                   =======    =======

    Aggregate maturities of long-term debt before debt discount at December 31, 2001 are as follows (in thousands):

                      2002                  $1,810
                      2003                      60
                      2004                      65
                      2005                      70
                      2006                      35
                      Thereafter             2,405
                                            ------
                          Total             $4,445
                                            ======

    On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and a term loan. The term loan is payable in monthly principal installments of $250 thousand plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or at LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company's behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a letter of credit issued under the Company's credit facility with Wells Fargo Bank. As of December 31, 2001, the Company had $1.8 million of restricted cash, representing the remaining proceeds of the Massachusetts industrial development bond. No amounts were outstanding under the line of credit as of December, 2001.

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

NOTE C -- INCOME TAXES

    In 2001, 2000, and 1999, pretax income (loss) was attributed to the following jurisdictions (in thousands):

                                                2001       2000       1999
                                               ------     ------     -------
               Domestic Operations             $  644     $8,655     $(2,095)
               Foreign Operations                (232)       242         217
                                               ------     ------     -------
               Total                           $  412     $8,897     $(1,878)
                                               ======     ======     =======

    The income tax provision (benefit) comprises the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           2001      2000       1999
                                                          -----     -------    -----
               Provision (benefit) for income taxes:

                 Current:
                    Federal                               $(919)    $ 4,020    $(613)
                    State                                   152         729      682
                    Foreign                                (104)        109       98
                                                          -----     -------    -----
                                                           (871)      4,858      167
                                                          -----     -------    -----
                 Deferred:
                    Federal                                 176      (1,295)    (207)
                    State                                   (81)         (4)    (688)
                                                          -----     -------    -----
                                                             95      (1,299)    (895)
                                                          -----     -------    -----
                                                          $(776)    $ 3,559    $(728)
                                                          ======    =======    ======

    The tax benefits associated with the exercise of non-qualified stock options and the grants of restricted stock awards reduced taxes currently payable as shown above by $0.4 million, $1.4 million and $0.03 million in 2001, 2000 and 1999, respectively. Such benefit was credited to additional paid in capital.

    The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                          2001                2000               1999
                                                    ----------------    ----------------    ---------------
                                                              Pretax              Pretax             Pretax
                                                    Amount    Income     Amount   Income    Amount   Income
                                                    -------   ------    -------   ------    ------   ------
    Computed expected tax expense (benefit)         $   140     34.0%   $ 3,025    34.0%    $(640)   (34.0%)
    State income tax (benefit), net of federal
      income tax effect                                  71     17.1%       639     7.2%     (127)    (6.8%)
    Amortization of excess of purchase price
      over net assets acquired                        1,072    260.2%       443     5.0%      209     11.0%
    Foreign earnings taxed at different
      Rates                                             (23)    (5.7%)       24     0.3%       22      1.2%
    Research and development tax credits             (2,000)  (485.4%)     (785)   (8.8%)    (242)   (12.9%)
    Other                                               (36)    (8.7%)      213     2.3%       50      2.8%
                                                    -------   ------    -------    ----     -----    -----
                                                    $  (776)  (188.3%)  $ 3,559    40.0%    $(728)   (38.7%)
                                                    =======   ======    =======    ====     =====    =====

    The primary components of temporary differences that give rise to the Company's net deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
               Deferred tax assets:
                 Inventory                                 $ 1,584    $ 1,627
                 Accruals and reserves                       2,027      2,616
                 Net operating loss carryovers                   9          9
                  Tax credits                                1,711      1,572
                                                           -------    -------
                                                             5,331      5,824
                                                           -------    -------

               Deferred tax liabilities:
                 Property, plant and equipment              (1,799)    (2,162)
                 Other                                          --       (34)
                                                           -------    -------
                                                            (1,799)    (2,196)
                                                           -------    -------
                                                           $ 3,532    $ 3,628
                                                           =======    =======

        The Company has a California net operating loss carryover of $0.1 million that begins expiring in 2003. The Company also has federal and California research and development tax credit carryovers of $0.9 million and $0.8 million, respectively. The federal tax credits begin expiring in 2018 and the California tax credits do not expire.

NOTE D -- POST-RETIREMENT BENEFITS

    Post-retirement benefits are recognized over the employee's service period based on the expected costs of providing such benefits to the employee and the employee's beneficiaries after retirement. The Company elected to recognize the transition obligation over a 20-year period. The remaining unamortized transition obligation was written off against the curtailment gain in 2001.

    The Company's post-retirement benefit program comprises two plans, the life insurance plan and the health care plan. In December 2001 the Company curtailed the post-retirement benefit program. As of December 31, 2001, the Company curtailed the post-retirement medical plan. Any permanent full-time employee who retires after age 62 and with 12 years of service on or before December 31, 2004 is eligible for participation. The health care plan is a contributory plan.

    The following sets forth the Company's post-retirement program's status reconciled with amounts reported in the consolidated balance sheet (in thousands):

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                   2001         2000
                                                                  -------      -------
        Accumulated post-retirement benefit obligation:

            Benefit obligation at beginning of year               $ 1,551      $ 1,427
               Service cost                                           149          127
               Interest cost                                          104           86
               Actuarial gains                                       (139)         (59)
               Curtailment                                           (824)          --
               Expected benefits paid                                 (58)         (30)
                                                                  -------      -------
            Benefit obligation at end of year                         783        1,551
            Plan assets at fair value                                  --           --
                                                                  -------      -------
            Accumulated post-retirement benefit obligation in
               excess of plan assets                                  783        1,551
            Unrecognized transition obligation                         --         (361)
            Unrecognized net gain (loss)                              456           (2)
                                                                  -------      -------
            Accrued post-retirement benefit obligation            $ 1,239      $ 1,188
                                                                  =======      =======

Net periodic post-retirement benefit cost includes the following components (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                  2001        2000      1999
                                                  -----       ----      ----
        Service cost                              $ 149       $127      $127
        Interest cost                               104         86        86
        Amortization of transition obligation        30         30        30
        Amortization of actuarial loss              (16)         3         3
        Amortization of prior service cost           17         --        --
                                                  -----       ----      ----
        Net periodic postretirement expense         284        246       246
        Curtailment                                (213)        --        --
                                                  -----       ----      ----
                                                  $  71       $246      $246
                                                  =====       ====      ====
        Discount rate                              7.50%      6.75%     6.75%
                                                  =====       ====      ====

     For measurement purposes, a 12% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.5% for 2009 and remain at that level thereafter. The effect of one percentage point increase in the assumed healthcare cost trend rate would increase the total of the service and interest cost components by $300 and increase the post-retirement benefit obligation by $2,000. A one percent decrease in the assumed trend rate would decrease the total of the service and interest components by $200 and decrease the post-retirement benefit obligation by $2,000.

NOTE E -- COMMON STOCK

     In June 1994, the stockholders of the Company approved the 1994 Incentive Stock Plan. This plan provides for the granting of incentive or nonqualified options or restricted shares of the Company's common stock to the Company's officers, directors and employees and also to consultants, business associates and others with important business relationships with the Company. The exercise price of the shares covered by each nonqualified option granted and purchase price of restricted shares is determined by the Administrator. The exercise price of common stock covered by each incentive option cannot be less than the fair market value of such shares on the date of grant. As of December 31, 2001 there have been no nonqualified options issued at an exercise price less than the market value on the date of grant and there have been no incentive options granted. Generally, options vest in 25% increments over four years and have a 10-year term. The initial shares available under the Plan for issuance were 250,000 with annual increases of 50,000 on the last day of each calendar year. The stockholders of the Company approved amendments to the Plan, providing for 200,000 additional option shares in March 1995, June 1997, June 1998 and June 2000, to be reserved for issuance thereunder. In June 1998, the stockholders also approved an amendment to change the annual increase from 50,000 to 2% of the number of shares of common stock outstanding as of the Company's fiscal year-end. As of December 31, 2001, 1,722,752 shares have been reserved for the Plan.

     Stock option activity includes 31,000 shares of restricted stock awarded in 2001. Unvested restricted stock awards as of December 31, 2001 totaled 36,142 with vesting periods from one to seven years.

      Stock option activity for years ended December 31, 2001, 2000 and 1999 is as follows:

                                                       OPTIONS OUTSTANDING
                                                  ------------------------------
                                                   NUMBER       WEIGHTED AVERAGE
                                                  OF SHARES      EXERCISE PRICE
                                                  ---------     ----------------
        Outstanding at December 31, 1998            822,148          $11.35
            Granted                                 316,500          $ 7.18
            Exercised                               (20,000)         $ 4.28
            Cancelled                               (89,000)         $13.89
                                                  ---------          ------
        Outstanding at December 31, 1999          1,029,648          $ 9.99
            Granted                                 373,750          $20.70
            Exercised                              (183,473)         $ 7.98
            Cancelled                               (90,438)         $11.70
                                                  ---------          ------
        Outstanding at December 31, 2000          1,129,487          $13.72
                                                  =========          ======
            Granted                                 144,000          $15.76
            Exercised                               (26,625)         $ 8.56
            Cancelled                               (52,000)         $16.35
                                                  ---------          ------
        Outstanding at December 31, 2001          1,194,862          $13.97
                                                  =========          ======

    As of December 31, 2001, 2000 and 1999, there were 232,140, 226,455 and
188,542 shares, respectively, available for grant under the 1994 Incentive Stock Plan.

Additional information regarding options outstanding at December 31, 2001 is as follows:

                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ----------------------------------------------------    --------------------------------
                          NUMBER         WEIGHTED AVERAGE       WEIGHTED          NUMBER            WEIGHTED
    RANGE OF             OUTSTANDING        REMAINING           AVERAGE         EXERCISABLE         AVERAGE
    EXERCISE PRICES    AS OF 12/31/01    CONTRACTUAL LIFE    EXERCISE PRICE    AS OF 12/31/01    EXERCISE PRICE
    ---------------    --------------    ----------------    --------------    --------------    --------------
    $ 4.25 - $ 7.00        241,162             6.74              $ 6.55           138,787            $ 6.27
    $ 7.25 - $10.76        264,700             5.62              $10.17           245,825            $10.35
    $10.81 - $13.88        257,250             7.39              $13.58           125,500            $13.69
    $13.90 - $21.88        378,000             8.20              $20.03           125,058            $19.61
    $22.69 - $28.88         53,750             8.05              $25.21            18,750            $24.88
    ---------------      ---------             ----              ------           -------            ------
    $ 4.25 - $28.88      1,194,862             7.15              $13.97           653,920            $12.31
    ===============      =========             ====              ======           =======            ======

    In June 1997, the stockholders of the Company approved the Employee Stock Purchase Plan ("the Purchase Plan"), which authorized the Company to issue and reserve for the Purchase Plan, or purchase up to an aggregate of 250,000 shares of common stock in open market transactions for the benefit of participating employees during the term of the Purchase Plan. The purchase price per share for which shares of common stock are purchased in an offering period under the Purchase Plan is the lesser of 85% of the fair market value of a share of common stock on the grant date or 85% of the fair market value of a share of common stock on the purchase date. Shares issued under the Plan were 37,342 in 2001, 17,451 in 2000 and 35,922 in 1999 at a weighted average price of $10.42, $17.14 and $6.16, respectively.

     Had compensation cost been determined on the basis of fair value pursuant to FAS 123 net income (loss) and net income (loss) per share would have been as follows (in thousands, except share data):

                                           YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                         2001        2000       1999
                                        ------      ------     -------
        Net income (loss)
          As reported                   $1,188      $5,338     $(1,150)
                                        ======      ======     =======
          Pro forma                     $ (656)     $3,994     $(2,108)
                                        ======      ======     =======

        Net income (loss) per share
          As reported - Diluted         $ 0.19      $ 0.85     $ (0.20)
                                        ======      ======     =======
          Pro forma - Diluted           $(0.11)     $ 0.63     $ (0.37)
                                        ======      ======     =======

    Pro forma information regarding net income (loss) and net earnings (loss) per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                         EMPLOYEE STOCK OPTIONS     EMPLOYEE STOCK PURCHASE PLAN
                                       --------------------------   ----------------------------
                                        2001      2000      1999     2001      2000      1999
                                       ------    ------    ------    -----    ------    -----
        Expected life (years)            5         5         5       0.25      0.25      0.25
        Expected volatility            83.48%    82.92%    78.86%    2.54%    89.46%    75.29%
        Risk free interest rate         4.73%     6.06%     5.55%    4.48%     5.86%     4.67%
        Expected dividend yield         0.00%     0.00%     0.00%    0.00%     0.00%     0.00%

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during 2001, 2000 and 1999 were $10.80, $14.42 and $4.83 per share, respectively. The weighted average estimated fair values of shares granted under the Employee Stock Purchase Plan during 2001, 2000 and 1999 were $4.43, $5.65 and $1.93 per share, respectively.

    The Company issued common stock warrants in connection with a debt issuance in 1995 allowing for the purchase of up to 175,000 shares of common stock at an exercise price of $11.50 per share. As a result of the Company's follow-on public offering in 1997 and the acquisition of Digital Delivery in 1999, the warrants were adjusted to allow for the purchase of 176,303 shares of common stock at an adjusted exercise price of $11.415. The value of the common stock warrants is included in additional paid-in capital.

NOTE F -- SAVINGS AND RETIREMENT PLAN

    Effective July 1, 1984, the Company adopted a savings and retirement plan which covers all eligible employees. The plan provides for matching by the Company of 100% of the first 3% of employee deferral. Employer matching contributions are made in the form of shares of the Company's common stock. Total retirement expense under the Plan amounted to $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Employees vest in increments of 20% for each year of service and are fully vested after 5 years.

NOTE G -- SEGMENT AND RELATED INFORMATION

     The Company has four reportable segments: Wireless; Wireline; Timing, Test and Measurement (TT&M); and Trusted Time. The Wireless segment, in Irvine, CA, produces equipment primarily for the wireless telecommunications market. The Wireline segment, in Austin, TX and Hofolding, Germany, manufactures products primarily for the wireline telecommunications market. In Beverly, MA, the TT&M segment, goods are produced for the enterprise computing, test and measurement, telecommunications and satellite markets. The Trusted Time segment, in Lexington, MA, produces products for the information technology market.

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating income. Segment net sales include sales to external customers and to other Company segments (intersegment sales).

     Segment operating income does not include corporate expenses, amortization of goodwill, and intersegment profit elimination. Identifiable assets include accounts receivable, inventories, capitalized software development costs, and land, building and equipment and do not include cash, income tax refund receivable and deferred income taxes, prepaid expenses, goodwill and other long-term corporate assets.

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

     The table below presents information about reported segments for the years ended December 31 (in thousands):

                                                                          TRUSTED
        2001                        WIRELESS      WIRELINE     TT&M        TIME         TOTAL
                                    --------      --------    -------     -------      --------
        Net sales                   $ 40,664      $52,135     $32,580     $ 1,745      $127,124
        Operating income (loss)        4,571        4,773       3,949      (3,108)       10,185
        Identifiable assets           18,989       22,262      22,560       3,791        67,602
        Capital expenditures             694        1,426       1,185         128         3,433

        2000
        Net sales                   $ 57,904      $56,172     $32,172     $   470      $146,718
        Operating income (loss)       11,365       10,041       2,396      (4,204)       19,598
        Identifiable assets           23,927       29,936      17,406       1,159        72,428
        Capital expenditures           1,221        1,200         756         446         3,723

        1999
        Net sales                   $ 43,277      $36,528     $29,354     $   130      $109,289
        Operating income (loss)       (2,259)       5,461       1,918        (504)        4,616
        Identifiable assets           17,125       20,883      17,122         206        55,336
        Capital expenditures             589        1,018         678          74         2,359

     A reconciliation of total segment net sales, operating income, identifiable assets and capital expenditures to total consolidated amounts, for the years ended December 31 is as follows (in thousands):

                                                                    2001           2000           1999
                                                                  ---------      ---------      ---------
        NET SALES

          Total segment net sales                                 $ 127,124      $ 146,718      $ 109,289
          Elimination of intersegment revenue                       (17,380)       (14,479)        (9,121)
                                                                  ---------      ---------      ---------
              Consolidated net sales                              $ 109,744      $ 132,239      $ 100,168
                                                                  =========      =========      =========
        OPERATING INCOME

          Total operating income for segment sales                $  10,185      $  19,598      $   4,616
          Corporate expense                                          (4,824)        (5,790)        (2,952)
          Amortization of goodwill and step-up depreciation
            from acquisitions                                        (2,250)        (2,867)        (2,179)
          Write-down of impaired asset                               (2,718)            --             --
          Intercompany profit                                           276           (585)            32
                                                                  ---------      ---------      ---------
              Consolidated operating income                       $     669      $  10,356      $    (483)
                                                                  =========      =========      =========
        IDENTIFIABLE ASSETS

          Total segment assets                                    $  67,602      $  72,428      $  55,336
          Goodwill and fixed assets step-up from acquisitions        11,230         16,016         18,883
          Cash                                                        4,209          1,017          8,271
          Income tax receivable and                                   5,754          4,774          3,822
            deferred income taxes
          Other assets                                                1,390          1,042          1,470
                                                                  ---------      ---------      ---------
              Consolidated assets                                 $  90,187      $  95,276      $  87,782
                                                                  =========      =========      =========
        CAPITAL EXPENDITURES

          Total segment capital expenditures                      $   3,433      $   3,723      $   2,359
          Other additions                                                 4             --             --
                                                                  ---------      ---------      ---------
              Consolidated capital expenditures                   $   3,437      $   3,723      $   2,359
                                                                  =========      =========      =========

     The following table sets forth the geographical components of international sales for the years ended December 31 (in thousands):

         INTERNATIONAL SALES         2001         2000         1999
                                    -------      -------      -------
           Germany                  $11,117      $ 3,406      $ 2,965
           China                      7,107        3,960        1,208
           Brazil                     1,763        3,736        1,530
           Switzerland                1,410          924          744
           Japan                      1,152        1,379          885
            South Korea                 976        2,484        2,974
           Israel                       919          501          436
           Other                      9,467       16,426       13,854
                                    -------      -------      -------
                                    $33,911      $32,816      $24,596
                                    =======      =======      =======

     Sales to one customer represented 20%, 33% and 33% of the Company's consolidated net sales in 2001, 2000 and 1999, respectively.

NOTE H -- COMMITMENTS

    Total rental expense for operating leases amounted to $2.1 million, $1.7 million and $1.6 million in 2001, 2000 and 1999, respectively. The future minimum rental commitments under all non-cancelable operating leases, exclusive of property taxes and certain occupancy costs, are as follows (in thousands):

                 2002                                    $2,085
                 2003                                     1,873
                 2004                                     1,607
                 2005                                       921
                 2006                                        18
                 Thereafter                                  --
                                                         ------
                 Total minimum lease payments            $6,504
                                                         ======

NOTE I -- SUMMARIZED QUARTERLY DATA (UNAUDITED)

    The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share data):

                                                          QUARTER ENDED
                                           --------------------------------------------
                                           MARCH 31    JUNE 30       SEPT. 30    DEC. 31
                                           --------    --------      --------    -------
        2001:
        Net sales                          $32,252     $ 28,591      $25,670     $23,230
        Gross profit                       $14,791     $ 13,047      $11,651     $ 8,781
        Net income                         $ 1,753     $ (1,171)     $   313     $   295
        Net income per share - basic       $  0.29     $  (0.19)     $  0.05     $  0.05
        Net income per share - diluted     $  0.28     $  (0.19)     $  0.05     $  0.05

        2000:
        Net sales                          $28,944     $ 33,567      $36,197     $33,531
        Gross profit                       $12,222     $ 15,880      $16,421     $14,663
        Net income                         $   328     $  1,062      $ 2,047     $ 1,900
        Net income per share - basic       $  0.06     $   0.18      $  0.34     $  0.32
        Net income per share - diluted     $  0.05     $   0.17      $  0.32     $  0.30

                           DATUM INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                           BALANCE AT                                     BALANCE
                                            BEGINNING                                    AT END OF
        DESCRIPTION                         OF PERIOD      ADDITIONS     DEDUCTIONS       PERIOD
        -----------                        ----------      ---------     ----------      ---------
YEAR ENDED DECEMBER 31, 2001

Allowance for doubtful accounts              $  664         $  222         $  312         $   574
Reserve for inventories                       3,410          1,462          1,092           3,780
Accumulated amortization of acquired
  intangible assets                           7,412          4,047             --          11,459

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts              $  561         $  814         $  711         $   664
Reserve for inventories                       4,157          1,431          2,178           3,410
Accumulated amortization of acquired
  intangible assets                           5,285          2,127             --           7,412

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts              $  153         $  420         $   12         $   561
Reserve for inventories                       4,536          2,684          3,063           4,157
Accumulated amortization of acquired
  intangible assets                           3,845          1,440             --           5,285

                                  EXHIBIT INDEX


                                                                                       SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER        DESCRIPTION                                                                  PAGE
------        -----------                                                                  ----
2.2           Agreement and Plan of Merger Agreement, dated July 29, 1999, among the Registrant, Digital Delivery, Inc., certain stockholders of
              Digital Delivery and Datum Acquisition Sub, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated
              July 29, 1999, as amended)                                                    --

3.1           Certificate of Incorporation of Datum Inc., a Delaware
              corporation, as amended to date (incorporated by reference to the same numbered exhibit on Form 10-Q for the quarter ended June 30,
              1996).                                                                        --

3.2           Bylaws of Datum Inc. as amended to date (incorporated by reference
              to the exhibit 1 on Form 8-K dated November 17, 1999).                        --

4.2           Rights Agreement, dated as of November 8, 1999, between the
              Registrant and ChaseMellon Shareholder Services, L.L.C.
              (incorporated by reference to Exhibit 1 to the Company's
              Registration Statement on Form 8-A, Registration No. 000-06272).              --

10.4          1984 Stock Option Plan, as amended to date (incorporated by reference to Registrant's Registration Statements on Form S-8,
              Registration No.'s 2-96564, 33-10035 and 33-41709).                           --

10.10         Form of Indemnification Agreement dated May 27, 1987 as entered into with certain directors and officers of Registrant
              (incorporated by reference to same numbered exhibit to
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1991).                                                           --

10.19         Savings and Retirement Plan, as amended to date (incorporated by reference to same numbered exhibit to Registrant's Annual Report
              on Form 10-K for the year ended December 31, 1991).                           --

10.21         Consulting Agreement dated October 9, 1992 with Louis B. Horwitz
              (incorporated by reference to same numbered exhibit to
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1992).                                                           --

10.21.1       First Amendment to Consulting Agreement, dated as of March 1,
              1996, between Louis B. Horwitz and the Registrant (incorporated by reference to the same numbered exhibit to Registrant's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1996).                --

10.29         1994 Stock Incentive Plan (incorporated by reference to
              Registrant's Registration Statement on Form S-8, Registration No.
              33-79772).                                                                    --

10.29.1       Amendment to 1994 Stock Incentive Plan, effective March 17, 1995.
              (incorporated by reference to the same numbered exhibit on Form
              10-K for the year ended December 31, 1994).                                   --

10.29.2       Second Amendment to 1994 Stock Incentive Plan, effective June 5,
              1997 (incorporated by reference to Registrant's Registration
              Statement on Form S-8, Registration No. 33-79772).                            --

10.32         Lease Agreement dated September 15, 1986 by and between The Irvine
              Company and Efratom Division, Ball Corporation, for Efratom Time
              and Frequency Products, Inc.'s facility at 3 Parker, Irvine,
              California. (incorporated by reference to the same numbered
              exhibit on Form 10-K for the year ended December 31, 1994).                   --

                                                                                       SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER        DESCRIPTION                                                                  PAGE
------        -----------                                                                  ----

10.32.1       First Amendment to Lease dated March 15, 1995 by and between The
              Irvine Company and Efratom Division, Ball Corporation for Lease
              Agreement dated September 15, 1986 (Exhibit 10.32) (incorporated by reference to the same numbered exhibit on Form 10-K for the
              year ended December 31, 1994).                                                --

10.32.2       Amendment to Leases dated May 11, 1995 between the Irvine Company and the Registrant (incorporated by reference to the same numbered
              exhibit on Form 10-Q for the quarter ended June 30, 1995).                    --

10.32.4       Second Amendment to Lease dated May 11, 1995 for 3 Parker
              (incorporated by reference to the same numbered exhibit on Form
              10-Q for the quarter ended June 30, 1995).                                    --

10.34         Industrial Lease dated May 11, 1995 between the Irvine Company and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q for the quarter ended June
              30, 1995).                                                                    --

10.35         Lease Agreement dated January 4, 1996, by and between Berg & Berg
              Developers and the Registrant relating to Registrant's Facility at
              6781 Via Del Oro, San Jose, California (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K for the
              year ended December 31, 1995).                                                --

10.37         Common Stock Purchase Warrant, dated September 27, 1996
              (incorporated by reference to the same numbered exhibit to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1996).                                                          --

10.41         Employee Stock Purchase Plan (incorporated by reference to registrant proxy statement for its Annual Meeting of Stockholders
              on June 5, 1997, filed with the commission on May 1, 1997).                   --

10.42         Employee Agreement dated March 27, 1998, between the Company and
              Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1998).                                        --

10.43         Non-qualified stock option agreement, dated April 6, 1998, between the Company and Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998.                                --

10.44         Restricted stock grant agreement, dated April 6, 1998, between the
              Company and Erik H. van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1998.                                     --

10.45         Agreement with Lucent Technologies Inc., signed July 2, 1998.
              (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 406 of
              the Securities Act of 1933.)                                                  --

10.47         Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Erik van der Kaay (incorporated by reference to the same numbered exhibit to the Registrant's Amended
              Annual Report on Form 10-K/A for the year ended December 31,
              1999).                                                                        --

10.49         Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Paul E. Baia (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual
              Report on Form 10-K/A for the year ended December 31, 1999).                  --

                                                                                       SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER        DESCRIPTION                                                                  PAGE
------        -----------                                                                  ----
10.50         Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Michael J. Patrick (incorporated by reference to the same numbered exhibit to the Registrant's Amended
              Annual Report on Form 10-K/A for the year ended December 31,
              1999).                                                                        --

10.51         Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and John J. Rice (incorporated by reference to the same numbered exhibit to the Registrant's Amended Annual
              Report on Form 10-K/A for the year ended December 31, 1999).                  --

10.52         Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Raymond L. Waguespack (incorporated by reference to the same numbered exhibit to the Registrant's Amended
              Annual Report on Form 10-K/A for the year ended December 31,
              1999).                                                                        --

10.53         Second Amended and Restated Credit Agreement, dated as of July 7,
              2000, by and between the Registrant and Wells Fargo Bank, National
              Association (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 2000).                                            --

10.54         Third Amended and Restated Revolving Line of Credit Note, dated
              July 7, 2000, issued by the Registrant in favor of Wells Fargo
              Bank, National Association (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 2000).                                    --

10.55         Term Note dated July 7, 2000, issued by the Registrant in favor of
              Wells Fargo Bank, National Association (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report
              on Form 10-Q for the quarter ended September 30, 2000).                       --

10.56         Severance Compensation Agreement dated December 8, 2000, by and
              between the Registrant and Robert J. Krist (incorporated by                   --
              reference to the same numbered exhibit to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2001).

10.57         Loan and Trust Agreement, dated May 1, 2001, among Massachusetts
              Development Finance Agency and Frequency and Time Systems, Inc.
              and Wells Fargo Brokerage Services, LLC (incorporated by reference            --
              to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.58         Bond Purchase Agreement, dated May 30, 2001, by and among
              Massachusetts Development Finance Agency and Frequency and Time
              Systems, Inc. and Wells Fargo Bank Minnesota, National
              Association, as trustee (incorporated by reference to the same                --
              numbered exhibit to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended June 30, 2001).

10.59         Remarketing Agreement, dated May 1, 2001, among Wells Fargo
              Brokerage Services, LLC, Frequency and Time Systems, Inc. and
              Wells Fargo Bank Minnesota, National Association, as trustee                  --
              (incorporated by reference to the same numbered exhibit to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2001).

10.60         Amendment No. 2 to Second Amended and Restated Credit Agreement,
              dated May 29, 2001, by and between Datum Inc. and Wells Fargo
              Bank, National Association (incorporated by reference to the same             --
              numbered exhibit to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended June 30, 2001).

10.61         Severance Compensation Agreement dated July 11, 2001, by and
              between the Registrant and Ilan Havered (incorporated by reference            --
              to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

21            List of Subsidiaries                                                          --

23.1          Consent of Independent Accountants                                            --

                                   DATUM INC.
                           FORM 10-K -- ITEM 14(a)(3)

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

10.52 Severance Compensation Agreement, dated October 29, 1999, by and between the Registrant and Raymond L. Waguespack (incorporated by reference to the same numbered exhibit to the Registrant's Amended
              Annual Report on Form 10-K/A for the year ended December 31,
              1999).

10.57 Severance Compensation Agreement dated December 8, 2000, by and between the Registrant and Robert J. Krist (incorporated by reference to the same numbered exhibit to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended March 31,
              2001).

10.61 Severance Compensation Agreement dated July 11, 2001, by and between the Registrant and Ilan Havered (incorporated by reference to the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).