Form 10-Q
period 2002-03-31
DATUM INC
filed 2002-05-14
CIK 27119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                         .

Commission file no. 0-6272

DATUM INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-2512237 (I.R.S. Employer Identification No.)

9975 Toledo Way, Irvine, CA (Address of principal executive offices)	92618-1819 (Zip code)

(949) 598-7500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  YES  ☒.   NO  ☐.

The registrant had 6,250,961 shares of common stock outstanding as of May 6, 2002.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DATUM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,982	$2,381
Restricted cash	$1,072	1,828
Accounts receivable, less allowance for doubtful accounts of $671 and $574	20,096	25,479
Inventories
Purchased parts	12,025	14,247
Work-in-process	8,247	7,440
Finished products	6,969	6,786

	27,241	28,473
Prepaid expenses	762	468
Deferred income taxes	3,158	3,158
Income tax refund receivable	3,696	2,222

Total current assets	59,007	64,009
Plant and equipment
Land	2,040	2,040
Buildings	7,722	5,867
Equipment	25,064	25,997
Leasehold improvements	1,119	1,362

	35,945	35,266
Less accumulated depreciation and amortization	21,787	21,221

	14,158	14,045

Deferred income taxes	374	374
Excess of purchase price over net assets acquired, net of accumulated amortization of $11,459 and $11,459	8,549	8,549
Capitalized software development costs	2,733	2,379
Other assets	807	831

	$85,628	$90,187

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,223	$7,041
Accrued salaries and wages	2,901	3,047
Accrued warranty	1,481	1,577
Other accrued expenses	670	998
Deferred revenue	347	314
Current portion of long-term debt	1,060	1,810

Total current liabilities	11,682	14,787

Long-term debt	2,635	2,635

Postretirement benefits	1,208	1,239

Other long-term liabilities	716	674

Stockholders’ equity
Preferred stock, par value $.25 per share
Authorized—1,000,000 shares
Issued—none	—	—
Common stock, par value $.25 per share
Authorized—10,000,000 shares
Issued—6,243,518 shares in 2002
6,209,721 shares in 2001	1,561	1,552
Additional paid-in capital	53,984	53,619
Retained earnings	15,000	16,704
Unamortized stock compensation	(125)	(224)
Accumulated other comprehensive loss	(1,033)	(799)

Total stockholders’ equity	69,387	70,852

	$85,628	$90,187

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$15,795	$32,252
Operating expenses:
Cost of sales	10,417	17,461
Selling	3,626	4,058
Product development	3,079	3,791
General and administrative	3,371	3,987

Operating income (loss)	(4,698)	2,955

Interest expense	51	119
Interest income	(19)	(36)

Income (loss) before income taxes	(4,730)	2,872
Income tax provision (benefit)	(3,028)	1,119

Net income (loss)	$(1,702)	$1,753

Net income (loss) per common share:
Basic	$(0.27)	$0.29

Diluted	$(0.27)	$0.28

Shares used in per share calculation:
Basic	6,221	6,084

Diluted	6,221	6,364

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,702)	$1,751

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	887	916
Amortization of capitalized software development costs	104	—
Amortization of goodwill	—	531
Contribution of shares of common stock to the Company’s 401(k) plan	188	211
Non-cash compensation	100	15
Income tax benefit from stock options exercised	14	111
Changes in assets and liabilities:
Decrease in accounts receivable	5,383	4,040
(Increase) decrease in inventories	1,232	(1,710)
Increase in income tax receivable	(1,474)	—
Increase in prepaid expenses	(294)	(308)
Increase in other assets	24	39
Increase (decrease) in accounts payable	(1,818)	569
Decrease in accrued expenses	(573)	(556)
Increase in deferred revenue	33	—
Decrease in income taxes payable	—	(963)
Increase (decrease) in postretirement benefits	(31)	74
Increase (decrease) in other long-term liabilities	42	(72)

Total reconciling items	3,817	2,897

Net cash provided by operating activities	2,115	4,648

Cash flows from investing activities:
Capital expenditures	(1,019)	(1,126)
Capitalized software development costs	(457)	(403)

Net cash used by investing activities	(1,476)	(1,529)

Cash flows from financing activities:
Reduction of line of credit	—	(1,938)
Payments of long-term debt	(750)	(750)
Decrease in restricted cash	756	—
Proceeds from exercise of stock options	91	169
Proceeds from ESP plan	80	98

Net cash provided by (used for) financing activities	177	(2,421)

Effect of exchange rate changes on cash and cash equivalents	(215)	(125)

Net increase in cash and cash equivalents	601	573
Cash and cash equivalents at beginning of period	2,381	1,017

Cash and cash equivalents at end of period	$2,982	$1,590

See Notes to Condensed Consolidated Financial Statements

DATUM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. The condensed consolidated balance sheet at December 31, 2001 was derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the accompanying financial statements reflect all adjustments, which are normal and recurring, necessary to provide a fair presentation of the results for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

NOTE B—EARNINGS PER SHARE

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

	Three months ended March 31,
	2002	2001
Basic shares outstanding (weighted average)	6,221	6,084
Effect of dilutive securities	—	280

Diluted shares outstanding	6,221	6,364

Options outstanding during the three months ended March 31, 2002 and 2001 to purchase approximately 695,000 and 285,000 shares of common stock, respectively, were not included in the computation of dilutive securities because inclusion would be anti-dilutive.

NOTE C—COMPREHENSIVE INCOME

Total comprehensive income (loss) was $(1.9) million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively. The difference from net income as reported is the change in cumulative translation adjustment.

NOTE D—SEGMENT AND RELATED INFORMATION

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

The tables below present information about reported segments for the quarters ended March 31 (amounts in thousands):

Segment Sales

	Wireless	Wireline	TT&M	Trusted Time	Total
2002
Total sales	$5,993	$7,066	$4,940	$409	$18,408
Intersegment sales	(1,491)	(105)	(992)	(25)	(2,613)

Outside sales	$4,502	$6,961	$3,948	$384	$15,795

2001
Total sales	$12,460	$18,444	$6,491	$203	$37,598
Intersegment sales	(2,348)	(1,515)	(1,474)	(9)	(5,346)

Outside sales	$10,112	$16,929	$5,017	$194	$32,252

Segment Operating Income (Loss)

	Wireless	Wireline	TT&M	Trusted Time	Total
2002	$(584)	$(275)	$(1,947)	$(673)	$(3,479)
2001	$2,058	$3,265	$461	$(907)	$4,877

A reconciliation of segment operating income to consolidated amounts as reported for the quarters ended March 31:

	2002	2001
Segment operating income	$(3,479)	$4,877
Corporate expenses	(1,342)	(1,454)
Amortization of goodwill	—	(531)
Intercompany profit elimination	123	63

Consolidated operating income	$(4,698)	$2,955

The table below presents identifiable segments assets as of March 31, 2002 compared to prior year end:

Identifiable Segment Assets

	Wireless	Wireline	TT&M	Trusted Time	Total
March 31, 2002	$16,722	$20,821	$20,523	$3,491	$61,558
December 31, 2001	$18,989	$22,262	$22,560	$3,791	$67,602

NOTE E—DEBT

On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and a term loan that funded July 7, 2000, the balance of which was $1.0 million at March 31, 2002. The term loan is payable in monthly principal installments of $250 thousand plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or at LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company’s behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a letter of credit issued under the Company’s credit facility with Wells Fargo Bank. As of March 31, 2002, the Company was in violation of two debt covenants with Wells Fargo Bank. The Company is not allowed a loss in excess of $0.5 million in any fiscal quarter and must maintain an EBITDA coverage ratio of at least 2.0:1 at any measurement period. The Company has received a waiver for these covenant violations.

NOTE F—RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, “Business Combinations,” (FAS 141) and Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 establishes new accounting and reporting standards for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods for periodically evaluating goodwill for impairment. The Company adopted the provisions of these statements in the quarter ended March 31, 2002. The implementation of FAS 142 resulted in a reduction of goodwill amortization of approximately $225 thousand per quarter beginning in 2002. The impact from implementing FAS 141 was not material to the Company’s financial position or results of operations. The following unaudited pro forma summary presents the Company’s net income and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented:

	Three Months Ended March 31,
	2002	2001

Reported net income	$ (1,702)	$ 1,753
Add back goodwill amortization, net of tax	—	445

Adjusted net income	$ (1,702)	$ 2,198

Adjusted basic earnings per share	$ (0.27)	$ 0.36

Reported diluted earnings per share	$ (0.27)	$ 0.28

Add back goodwill amorization, net of tax	—	0.07

Adjusted diluted earnings per share	$ (0.27)	$ 0.35

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

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the account and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted the provisions of FAS 144 in the quarter ended March 31, 2002. The impact from implementing FAS 144 was not material to the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

INTRODUCTORY NOTE

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. The Company makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the expectations (“Cautionary Statements”) are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in, or incorporated by reference in, the Annual Report on Form 10-K for the year ended December 31, 2001. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

In 1971, we invented the rubidium oscillator. Since that time, we have manufactured time and frequency devices, such as cesium clocks, for satellites, including Global Positioning System (GPS) satellites—the orbiting network of satellites that provide pinpoint timing and navigation information to military, transportation industry and other government and commercial users worldwide.

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

We were incorporated in California in 1959 and reincorporated in Delaware in 1987. Our principal executive offices are located at 9975 Toledo Way, Irvine, California 92618-1819, and our telephone number is (949) 598-7500. Our web site is located at http://www.datum.com.

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

Results of Operations

Net sales.    Net sales decreased $16.5 million, or 51.0%, to $15.8 million for the quarter ended March 31, 2002 from $32.3 million for the corresponding quarter in 2001. Net sales in the wireline synchronization segment decreased $10.0 million or 58.9%, net sales in the wireless segment decreased $5.6 million or 55.5% and net sales in the timing, test and measurement segment decreased $1.1 million or 21.3% for the quarter ended March 31, 2002 compared to the corresponding quarter of 2001. The decline in the wireline synchronization business was concentrated in the domestic market as the service providers continued to lower their budgets for capital expenditures. Sales to the Company’s largest customer, Lucent Technologies, Inc., decreased to 17% of net sales in the quarter ended March 31, 2002 from 28% of net sales in the quarter ended March 31, 2001. This decrease of $6.3 million, or 70%, was primarily in the wireless segment. Net sales in the TT&M segment were negatively impacted by increases in cost to complete estimates in the quarter ended March 31, 2002 for the segment’s contract revenues, which are recognized on a percentage of completion basis. These increases in estimated costs to complete caused a reduction of net sales of $1.2 million.

Gross margin.    Gross margin decreased to 34.0% for the quarter ended March 31, 2002 from 45.9% for the corresponding quarter in 2001. Gross margins in the quarter ended March 31, 2002 were negatively impacted by the aforementioned $1.2 million revenue adjustment. The balance of the decrease in gross margin was primarily caused by the decrease in manufacturing volumes, causing the manufacturing overhead to be absorbed over a lower unit volume.

Selling expense.    Selling expense decreased to $3.6 million for the quarter ended March 31, 2002 from $4.1 million for the corresponding quarter in 2001. As a percentage of net sales, selling expense increased to 23.0% for the quarter ended March 31, 2002 from 12.6% for the corresponding quarter in 2001. The increase was primarily due to the fixed component of sales costs becoming a higher percentage of a lower volume of net sales.

Product development.    Product development expense decreased 18.8% to $3.1 million for the quarter ended March 31, 2002 from $3.8 million in 2001. The decrease was primarily due to headcount reductions of employees and contract labor in the wireline segment. As a percentage of net sales, product development expense increased to 19.5% for the quarter ended March 31, 2002 from 11.8% for the corresponding quarter of 2001.

General and administrative.    General and administrative expense decreased 15.5% to $3.4 million for the quarter ended March 31, 2002, from $4.0 million for the corresponding quarter of 2001. The quarter ended March 31, 2002 included approximately $0.6 million of severance charges, offset by lower incentive accruals, $0.2 million of goodwill amortization eliminated due to the implementation of FAS 142 and an additional $0.3 reduction in goodwill amortization related to the July 1999 acquisition of Digital Delivery, the balance of which was written off in the quarter ended June 30, 2001. As a percentage of net sales, general and administrative expense increased to 21.3% for the quarter ended March 31, 2002, from 12.4% for the corresponding quarter of 2001.

Interest, net.    Net interest expense decreased by $51 thousand to $32 thousand for the quarter ended March 31, 2002 from $83 thousand for the corresponding quarter of 2001.

Income tax provision (benefit).    The income tax benefit was $3.0 million for the quarter ended March 31, 2002, a $4.1 million change from the $1.1 million income tax provision for the corresponding quarter of 2001. The benefit for the quarter ended March 31, 2002 was derived by considering the Company’s effective tax rate on the loss projected for 2002, plus the additional benefit of $0.7 million of additional prior year research and development tax credits as the result of the completion of a study in the quarter ended March 31, 2002. The Company also has recurring tax credits generated by research and development performed during 2002.

Shares outstanding.    Shares outstanding increased for the quarter ended March 31, 2002 as a result of shares issued through the Company’s 401(k), Employee Stock Purchase Plan and incentive stock option plans.

Liquidity and Capital Resources

On May 29, 2001, the Company renewed its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility with Wells Fargo Bank is not to exceed $16.0 million and includes a line of credit and a term loan that funded July 7, 2000, the balance of which was $1.0 million at March 31, 2002. The term loan is payable in monthly principal installments of $250 thousand plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%. Interest on the line of credit is payable monthly at prime or at LIBOR plus 2.0%. On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on the Company’s behalf to finance the expansion of the Datum TT&M manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest as determined by the remarketing agent for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a letter of credit issued under the Company’s credit facility with Wells Fargo Bank. As of March 31, 2002, the Company was in violation of two debt covenants with Wells Fargo Bank. The Company is not allowed a loss in excess of $0.5 million in any fiscal quarter and must maintain an EBITDA coverage ratio of at least 2.0:1 at any measurement period. The Company has received a waiver for these covenant violations.

The Company believes that its cash and credit facilities are adequate to fund the Company’s operations for the foreseeable future. Should there be no improvement in telecommunication network infrastructure spending, which impacts the Company’s expected revenues or ability to collect its accounts receivable, the Company could potentially continue to be in violation of debt covenants within its credit facility. There is no guarantee that the Company would receive a waiver if a debt covenant were violated.

Cash provided by operations was approximately $2.1 million for the three months ended March 31, 2002 compared to cash provided by operations of $4.6 million for the corresponding period of 2001. Cash flows were positively affected in the first three months of 2001 by decreases in accounts receivable and inventory, offset by decreases in accounts payable and accrued expense, as well as an increase in income tax refund receivable and the net loss for the quarter.

Cash used in investing activities was approximately $1.5 million for the three months ended March 31, 2002 compared to $1.5 million for the corresponding period of 2001. The expenditures for the 2002 quarter were primarily due to the ongoing building expansion of the TT&M segment’s manufacturing plant in Beverly, MA.

Cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2002, compared to cash used for financing activities of $2.4 million for the corresponding three months of 2001. Cash used for financing activities in the 2001 quarter included a $1.9 million paydown of advances on the line of credit.

Accounts receivable decreased $5.4 million to $20.0 million at March 31, 2002 from $25.5 million at December 31, 2001, primarily due to the decreased sales volume for the quarter ended March 31, 2002.

Inventories decreased $1.2 million to $27.2 million at March 31, 2002 from $28.5 million at December 31, 2001, due to the decrease in sales in the quarter ended March 31, 2002.

At March 31, 2002, the Company had working capital of $47.3 million and a current ratio of 5.1:1 compared to working capital of $49.2 million and a current ratio of 4.3:1 at December 31, 2001. The increase is primarily due to the positive cash flow provided by operating activities.

Information Regarding Potential Fluctuations in Quarterly Operating Results

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability, and unexpected changes may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, relatively small declines in revenue could disproportionately affect our operating results in a quarter. Other factors that could affect our quarterly operating results include:

•	competitive pressures resulting in lower selling prices;
•	changes in the relative portion of our revenue represented by our various products and customers;
•	changes in the timing of product orders; and
•	our inability to forecast revenue in a given quarter from large system sales

The economic downturn in the telecommunications industry may impair our customers’ ability to pay us.

The telecommunications manufacturing industry, from which we derive a significant amount of our revenue, has experienced a general economic downturn, and such downturn has significantly weakened the financial condition of some of our top customers. Our largest customer, Lucent Technologies, Inc., experienced a 26% decline in total revenues for the fiscal year ended September 30, 2001 as compared to the same period in 2000, and experienced a net loss of $16.2 billion in fiscal 2001 as compared to net income of $1.2 billion in fiscal 2000. For the six months ended March 31, 2002, Lucent experienced a 31% decline in revenue, to $7.1 billion, as compared to the comparable period in 2001. Lucent’s loss for the six months ended March 31, 2002 from continuing operations before accounting changes and extraordinary items was $1.0 billion as compared to $5.0 billion for the six months ended March 31, 2001. In addition, on August 1, 2001, Standard and Poor’s cut Lucent’s short-term corporate credit and debt ratings to “C” from “B” and Lucent’s long-term corporate credit, bank loan and senior unsecured debt ratings two notches each to “BB-minus,” its third-highest junk grade. If Lucent and our other major telecommunications manufacturing customers continue to experience losses, they may be unable to pay us money owed under existing agreements or may terminate or cut back on their purchase arrangements with us. In addition, the continued decline of the telecommunications industry could delay decisions among certain of our customers to renew their agreements or relationships with us or could delay decisions by prospective customers to make initial evaluations of our products. Reductions or delays in expenditures for our products or nonpayment for our products could have a material adverse effect on our business and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change from the disclosure regarding market risk contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II.    OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.62	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated February 1, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.

(b)  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATUM INC.

/s/ ERIK H. VAN DER KAAY	Date May 14, 2002
Erik H. van der Kaay, President and Chief Executive Officer

/s/ ROBERT J. KRIST	Date May 14, 2002
Robert J. Krist, Vice President and Chief Financial Officer

EXHIBIT INDEX

Sequentially Numbered Exhibit No.	Description

10.62	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated February 1, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.