Form 10-Q
period 2002-06-30
DATUM INC
filed 2002-08-14
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

YES X.   NO ___.

The registrant had 6,299,151 shares of common stock outstanding as of August 9, 2002.

                                      INDEX


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................3

Item 2.      Management's Discussion and Analysis of

             Financial Condition and Results of Operations...........................................11

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............................20


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.....................................21

Item 6.      Exhibits and Reports on Form 8-K........................................................21

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                    June 30,      December 31,
                                                                                      2002            2001
                                                                                  -----------    -------------
                                     ASSETS

Current assets

     Cash and cash equivalents................................................... $     2,471    $       2,381
     Restricted cash.............................................................         530            1,828
     Accounts receivable, less allowance for doubtful accounts of $671 and $574..      14,834           22,023
     Costs and estimated earnings in excess of billings..........................       2,477            3,456
     Inventories
     Purchased parts.............................................................      10,907           14,247
     Work-in-process.............................................................       7,195            7,440
     Finished products...........................................................       6,966            6,786
                                                                                  -----------    -------------
                                                                                       25,068           28,473
     Prepaid expenses............................................................         689              468
     Deferred income taxes.......................................................       3,158            3,158
     Income tax refund receivable................................................         897            2,222
                                                                                  -----------    -------------
          Total current assets...................................................      50,124           64,009
Plant and equipment
     Land........................................................................       2,040            2,040
     Buildings...................................................................       8,061            5,867
     Equipment...................................................................      26,081           25,997
     Leasehold improvements......................................................       1,128            1,362
                                                                                  -----------    -------------
                                                                                       37,310           35,266
Less accumulated depreciation and amortization...................................      22,580           21,221
                                                                                  -----------    -------------
                                                                                       14,730           14,045
Deferred income taxes............................................................       4,746              374
Excess of purchase price over net assets acquired, net of accumulated
 amortization of $11,459 and $11,459.............................................       8,549            8,549
Capitalized software development costs...........................................       3,319            2,379
Other assets.....................................................................       1,653              831
                                                                                  -----------    -------------
                                                                                  $    83,121    $      90,187
                                                                                  ===========    =============

     See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                           June 30,         December 31,
                                                                             2002               2001
                                                                         ------------      -------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable...............................................     $      5,695      $       7,041
     Accrued salaries and wages.....................................            2,206              3,047
     Accrued warranty...............................................            1,386              1,577
     Other accrued expenses.........................................              693                998
     Deferred revenue...............................................              313                314
     Current portion of long-term debt..............................               60              1,810
                                                                         ------------      -------------
          Total current liabilities.................................           10,353             14,787
Long-term debt......................................................            2,605              2,635
Postretirement benefits.............................................            1,178              1,239
Other long-term liabilities.........................................              498                674
Commitments and contingencies.......................................

Stockholders' equity

     Preferred stock, par value $.25 per share
        Authorized--1,000,000 shares Issued--none...................
     Common stock, par value $.25 per share
        Authorized--10,000,000 shares
        Issued--6,280,946 shares in 2002
        6,209,721 shares in 2001....................................            1,570              1,552
     Additional paid-in capital.....................................           54,356             53,619
     Retained earnings..............................................           13,385             16,704
     Unamortized stock compensation.................................             (103)              (224)
     Accumulated other comprehensive loss...........................             (721)              (799)
                                                                         ------------      -------------
                                                                               68,487             70,852
                                                                         ------------      -------------
Total liabilities and stockholders' equity..........................     $     83,121      $      90,187
                                                                         ============      =============

     See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                   ---------------------------   -------------------------
                                                                      2002             2001         2002           2001
                                                                   ----------       ----------   ---------       ---------
Net sales.................................................         $   15,777       $   28,591   $  31,571       $  60,844
Operating expenses:
     Cost of sales........................................              9,609           15,544      20,025          33,005
     Selling..............................................              3,660            4,504       7,284           8,561
     Product development..................................              2,827            3,508       5,906           7,299
     General and administrative...........................              2,830            3,747       6,204           7,736
     Impairment of long-lived asset.......................                               2,718                       2,718
                                                                   ----------       ----------   ---------       ---------
Operating income (loss)...................................             (3,149)          (1,430)     (7,848)          1,525
                                                                   ----------       ----------   ---------       ---------
Interest expense..........................................                 33              101          84             220
Interest income...........................................                (13)             (10)        (32)            (46)
                                                                   ----------       ----------   ---------       ---------
Income (loss) before income taxes.........................             (3,169)          (1,521)     (7,900)          1,351
Income tax provision (benefit)............................             (1,554)            (350)     (4,582)            769
                                                                   ----------       ----------   ---------       ---------
Net income (loss).........................................         $   (1,615)      $   (1,171)  $  (3,318)      $     582
                                                                   ==========       ==========   =========       =========
Net income (loss) per common share:

     Basic................................................         $    (0.26)      $    (0.19)  $   (0.53)      $    0.10
                                                                   ==========       ==========   =========       =========
     Diluted..............................................         $    (0.26)      $    (0.19)  $   (0.53)      $    0.09
                                                                   ==========       ==========   =========       =========
Shares used in per share calculation:

     Basic................................................              6,258            6,135       6,239           6,110
                                                                   ==========       ==========   =========       =========
     Diluted..............................................              6,258            6,135       6,239           6,340
                                                                   ==========       ==========   =========       =========

See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                 June 30,

                                                                                         -----------------------
                                                                                           2002         2001
                                                                                         ---------   -----------
Cash flows from operating activities:
      Net income (loss).............................................................     $  (3,318)  $       582
                                                                                         ---------   -----------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities
           Depreciation and amortization............................................         1,597         1,789
           Amortization of capitalized software development costs...................           216
           Write-down of impaired asset.............................................                       2,718
           Amortization of goodwill.................................................                       1,063
           Contribution of shares of common stock to the Company's 401(k) plan......           388           340
           Non-cash compensation....................................................           121           184
           Income tax benefit from stock options exercised..........................            32           298
      Changes in assets and liabilities:
           Decrease in accounts receivable..........................................         7,188         8,664
           (Increase) decrease in costs and estimated earnings in excess
            of billings.............................................................           979        (1,282)
           (Increase) decrease in inventories.......................................         3,405        (3,165)
           (Increase) decrease in income tax receivable.............................         1,325        (2,156)
           Increase in prepaid expenses.............................................          (221)         (154)
           Increase in deferred income taxes........................................        (4,372)
           Increase in other assets.................................................          (822)         (511)
           Decrease in accounts payable.............................................        (1,348)       (1,913)
           Decrease in accrued expenses.............................................        (1,335)         (698)
           Decrease in income taxes payable.........................................                      (1,705)
           Increase (decrease) in postretirement benefits...........................           (61)          149
           Decrease in other long-term liabilities..................................          (176)          (18)
                                                                                         ---------   -----------
      Total reconciling items.......................................................         6,916         3,603
                                                                                         ---------   -----------
      Net cash provided by operating activities.....................................         3,598         4,185
                                                                                         ---------   -----------
Cash flows from investing activities:

      Capital expenditures..........................................................        (2,266)       (2,153)
      Capitalized software development costs........................................        (1,156)       (1,273)
                                                                                         ---------   -----------
           Net cash used by investing activities....................................        (3,422)       (3,426)
                                                                                         ---------   -----------
Cash flows from financing activities:

      Reduction of line of credit...................................................                        (485)
      Proceeds from long-term debt..................................................                       2,725
      Payments of long-term debt....................................................        (1,780)       (1,500)
      (Increase) decrease in restricted cash........................................         1,298        (2,325)
      Proceeds from exercise of stock options.......................................           173           182
      Proceeds from ESP plan........................................................           162           190
                                                                                         ---------   -----------
           Net cash provided by (used for) financing activities.....................          (147)       (1,213)
                                                                                         ---------   -----------
Effect of exchange rate changes on cash and cash equivalents........................            61          (377)
                                                                                         ---------   -----------
Net increase (decrease) in cash and cash equivalents................................            90          (831)
Cash and cash equivalents at beginning of period....................................         2,381         1,017
                                                                                         ---------   -----------
Cash and cash equivalents at end of period..........................................     $   2,471   $       186
                                                                                         =========   ===========

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

        In the opinion of management, the accompanying financial statements reflect all adjustments, which are normal and recurring, necessary to provide a fair statement of the results for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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


                                                           Three Months Ended June 30,         Six Months Ended June 30,
                                                         ------------------------------      -----------------------------
                                                            2002              2001              2002              2001
                                                         -----------      -------------      -----------      ------------
     Basic shares outstanding (weighted average)               6,258              6,135            6,239             6,110
     Effect of dilutive securities                                                                                     230
                                                         -----------      -------------      -----------      ------------
     Diluted shares outstanding                                6,258              6,135            6,239             6,340
                                                         ===========      =============      ===========      ============

        Options outstanding during the three months ended June 30, 2002 and 2001 to purchase approximately 825,000 and 412,000 shares of common stock, and options outstanding during the six months ended June 30, 2002 and 2001 to purchase approximately 762,000 and 361,000 shares of common stock, respectively, were not included in the computation of dilutive securities because inclusion would be anti-dilutive.

NOTE C - COMPREHENSIVE INCOME

        Total comprehensive loss was $(1.3) million and $(1.4) million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, total comprehensive income (loss) was $(3.2) million and $0.2 million, respectively. The difference from net income as reported is the change in cumulative translation adjustment.

NOTE D - SEGMENT AND RELATED INFORMATION

        The Company has four reportable segments: Wireless; Wireline; Timing, Test and Measurement (TT&M); and Trusted Time. The Wireless segment, in Irvine, CA, produces equipment primarily for the wireless telecommunications market. The Wireline segment, in Austin, TX and Hofolding, Germany, manufactures products primarily for the wireline telecommunications market. In Beverly, MA, the TT&M segment, goods are produced for the enterprise computing, test and measurement, telecommunications and satellite markets. The Trusted Time segment, in Lexington, MA, provides secure time management solutions that manage the integrity of time in digital business processes for the Information Technology market.

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

The tables below present information about reported segments for the quarters ended June 30 (amounts in thousands):

SEGMENT SALES:


                                                                                     Trusted

                                          Wireless      Wireline         TT&M          Time         Total
                                          ---------    ----------     ----------    ----------    ----------
    2002:

    Total sales                           $   5,163    $    6,440     $    5,710    $      746    $   18,059
    Intersegment sales                       (1,167)           (3)        (1,086)          (26)       (2,282)
                                          ---------    ----------     ----------    ----------    ----------
    Outside sales                         $   3,996    $    6,437     $    4,624    $      720    $   15,777
                                          =========     =========     ==========    ==========    ==========

    2001:

    Total sales                           $  10,148    $   14,555     $    9,415    $      273    $   34,390
    Intersegment sales                       (4,041)          (23)        (1,734)           (1)       (5,799)
                                          ---------    ----------     ----------    ----------    ----------
    Outside sales                         $   6,107    $   14,532     $    7,680    $      272    $   28,591
                                          =========    ==========     ==========    ==========    ==========

SEGMENT OPERATING INCOME (LOSS):


                                                                                                   Trusted

                                          Wireless      Wireline         TT&M          Time         Total
                                          ---------    ----------     ----------    ----------    ----------
    2002                                  $    (832)   $     (452)    $       39    $     (584)   $   (1,829)
    2001                                  $     778    $    1,672     $    1,563    $     (851)   $    3,162

A reconciliation of segment operating income to consolidated amounts as reported for the quarters ended June 30:

                                                     2002       2001
                                                   --------   --------
    Segment operating income                       $ (1,829)  $  3,162
    Corporate expenses                               (1,194)    (1,267)
    Amortization of goodwill                                      (531)
    Write-down of impaired asset                                (2,718)
    Intercompany profit elimination                    (126)       (76)
                                                   --------   --------
             Consolidated operating income         $ (3,149)  $ (1,430)
                                                   ========   ========

The table below presents identifiable segment assets as of June 30, 2002 compared to prior year end:

IDENTIFIABLE SEGMENT ASSETS:


                                                                           Trusted

                                     Wireless     Wireline      TT&M         Time        Total
                                     ---------   ----------  ----------   ----------   ----------
    June 30, 2002                    $  16,154   $   18,736  $   19,055   $    3,831   $   57,776
    December 31, 2001                $  18,989   $   22,262  $   22,560   $    3,791   $   67,602

NOTE E - DEBT

        On May 10, 2002, Datum amended its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility was reduced from $16.0 million to $10.0 million. The credit facility includes a line of credit and a term loan that funded July 7, 2000. The term loan is payable in monthly principal installments of $250,000 plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%, and interest on the line of credit is payable monthly at prime or at LIBOR plus 2.5%. The term loan matured and was paid off on June 15, 2002. Datum does not expect to replace the term loan in the foreseeable future.

        On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum's behalf to finance the expansion of Datum's manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent determines the interest rate for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a letter of credit issued under Datum's credit facility with Wells Fargo Bank.

        In connection with the issuance of promissory notes in 1996 that were fully paid off in 2000, Datum issued to The Prudential Insurance Company of America common stock warrants which currently allow for the purchase of 176,303 shares of common stock at an exercise price per share of $11.415. The warrants expire in September 2003.

     At June 30, 2002, Datum was in violation of a debt covenant under the terms of the May 2002 amended credit agreement facility with Wells Fargo Bank, for which Datum received a waiver. However, because it is not probable that Datum will be in compliance with all debt covenants under the existing credit facility with Wells Fargo Bank through the second quarter 2003, and because the credit facility serves as collateral for the $2.7 million industrial development bond, Datum has reclassified the long term portion outstanding under the $2.7 million industrial development bond as a current obligation. Datum is in the process of negotiating an amendment to the credit facility with Wells Fargo Bank.

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 141, "Business Combinations," (FAS 141) and Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 establishes new accounting and reporting standards for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods for periodically evaluating goodwill for impairment. The Company adopted the provisions of these statements in the quarter ended March 31, 2002. The implementation of FAS 142 resulted in a reduction of goodwill amortization of approximately $225 thousand per quarter beginning in 2002. Datum performed a transitional goodwill impairment test as of June 30, 2002, at which time it was determined that no impairment existed. The impact from implementing FAS 141 was not material to the Company's financial position or results of operations. The following unaudited pro forma summary presents the Company's net income and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented:


                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                              -------------------------   ------------------------
                                                                 2002           2001         2002          2001
                                                              ----------    -----------   ----------    ----------
        Reported net income                                   $   (1,615)   $    (1,171)  $   (3,318)   $      582
        Add back goodwill amortization, net of tax                                  445                        890
                                                              ----------    -----------   ----------    ----------
        Adjusted net income                                   $   (1,615)   $      (726)  $   (3,318)   $    1,472
                                                              ===========   ===========   ==========    ==========
        Reported basic earnings per share                     $    (0.26)   $     (0.19)  $    (0.53)   $     0.10
        Add back goodwill amortization, net of tax                                 0.07                       0.14
                                                              -----------   -----------   ----------    ----------
        Adjusted basic earnings per share                     $    (0.26)   $     (0.12)  $    (0.53)   $     0.24
                                                              ==========    ===========   ==========    ==========
        Reported diluted earnings per share                   $    (0.26)   $     (0.19)  $    (0.53)   $     0.09
        Add back goodwill amortization, net of tax                                 0.07                       0.14
                                                              -----------   -----------   ----------    ----------
        Adjusted diluted earnings per share                   $    (0.26)   $     (0.12)  $    (0.53)   $     0.23
                                                              ==========    ===========   ==========    ==========

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

        In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the account and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted the provisions of FAS 144 in the quarter ended March 31, 2002. The impact from implementing FAS 144 was not material to the Company's financial position or results of operations.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (FAS 145). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Datum is currently evaluating the impact of FAS 145.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (FAS 146) . FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In FAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. FAS 146 also establishes that fair value is the objective for the initial measurement of the liability. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Datum is currently evaluating the impact of FAS 146.

NOTE G - SUBSEQUENT EVENT

        In July 2002, Datum reduced its workforce by approximately 60 employees. Datum expects to take a severance charge of approximately $0.8 million in the quarter ended September 30, 2002.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

                                INTRODUCTORY NOTE

        All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Datum intends that such forward-looking statements be subject to the safe harbors created thereby. Although Datum believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Datum makes no undertaking to correct or update any such statements in the future. Important factors that could cause actual results to differ materially from the expectations ("Cautionary Statements") are set forth in the discussion of Risk Factors included in this Form 10-Q, in Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in, or incorporated by reference in, the Annual Report on Form 10-K for the year ended December 31, 2001. All subsequent written and oral forward-looking statements attributable to Datum or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Overview

        Datum designs, manufactures and markets a wide variety of high performance time and frequency generating products, such as cesium and rubidium atomic clocks, used to synchronize the flow of information in telecommunications networks. Datum is a leading supplier of precise timing products for computing networks, satellite systems, electronic commerce, and test and measurement applications. Datum also provides time and frequency products and systems for a wide range of scientific and industrial test and measurement applications, including missile guidance, geographic mapping and electric utility operations.

        Through the manipulation of cesium or rubidium atoms or quartz crystals, or by capturing cesium or rubidium-based signals transmitted from global position system, or GPS, satellites, Datum's products generate highly precise timing and frequency information. Using this technology, its products can provide accurate time to within a fraction of one second over 100,000 years. Datum also supplies approximately 60% of the high-precision rubidium atomic clocks used for wireless network base station timing that channels communications over cellular telephone and other personal communications services, such as pagers.

        Datum currently is exploring market opportunities for new applications for its timing technologies. One of these opportunities is secure time management, or Trusted Time. In order for businesses to conduct an increasing variety of transactions over the Internet, businesses are seeking to verify that the electronic commerce transactions took place between the parties. Trusted Time is a new application for Datum's precision timing technology for which Datum is developing hardware and software products that will provide irrefutable time stamps for electronic commerce transactions. This capability provides secure and auditable evidence that the transaction occurred.

        Datum was incorporated in California in 1959 and reincorporated in Delaware in 1987. Our principal executive offices are located at 9975 Toledo Way, Irvine, California 92618-1819, and our telephone number is (949) 598-7500. Our web site is located at http://www.datum.com.

Definitive Merger Agreement

        On May 22, 2002, Datum Inc. entered into a definitive merger agreement with Symmetricom, Inc. Pursuant to the merger agreement, a wholly-owned subsidiary of Symmetricom will be merged with and into Datum, and Datum will survive as a wholly-owned subsidiary of Symmetricom. Symmetricom will issue
2.7609 shares of Symmetricom common stock in exchange for each share of Datum common stock as consideration for the merger. The aggregate merger consideration may be adjusted to the extent that Datum's transaction costs exceed $4.9 million. The closing of the merger is subject to stockholder approval by both parties, as well as regulatory approvals and other customary conditions of closing.

        The merger of Datum is described more fully in the Agreement and Plan of Merger dated as of May 22, 2002, a copy of which is attached as Exhibit 2.1 to Datum's Form 8-K filed with the SEC on May 24, 2002.

Results of Operations

        The following table presents our unaudited results of operations as a percentage of net revenues for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001.


                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------     -----------------------------
                                                               2002            2001              2002            2001
                                                            ----------    --------------     ------------     ------------
        Net sales                                                100.0%            100.0%            100.0%          100.0%
        Costs and expenses
            Costs of goods sold                                   60.9%             54.4%            63.4%            54.2%
            Selling                                               23.2%             15.8%            23.1%            14.1%
            Product development                                   17.9%             12.3%            18.7%            12.0%
            General and administrative                            17.9%             13.1%            19.7%            12.7%
            Impairment of long-lived asset                                           9.5%                              4.5%
                                                            ----------    --------------     ------------     ------------
            Operating income                                     (20.0)%            (5.0)%          (24.9)%            2.5%
                                                            ==========    ==============     ============     ============

Net sales. Net sales decreased $12.8 million, or 44.8%, to $15.8 million for the quarter ended June 30, 2002 from $28.6 million for the corresponding quarter in 2001. Net sales in the wireline synchronization segment decreased $8.1 million or 55.7%. The decline in the wireline synchronization business was concentrated in the domestic market as the service providers continued to lower their budgets for capital expenditures. Sales to the Datum's largest commercial customer, Lucent Technologies, Inc., decreased to 10% of net sales in the quarter ended June, 2002 from 15% of net sales in the quarter ended June 30, 2001. This decrease of $2.7 million, or 63%, was primarily in the wireless segment, where sales decreased $2.1 million or 34.6%. Net sales in the timing, test and measurement segment decreased $3.1 million or 39.8% for the quarter ended June 30, 2002 compared to the corresponding quarter of 2001, as the defense industry decreased its purchases. For the six months ended June 30, 2002, net sales decreased $29.3 million, or 48.1%, to $31.6 million from $60.8 million for the corresponding period in 2001. Net sales decreased $18.1 million, or 57.4%, in the wireline segment and $7.7 million, or 47.6% in the wireless segment for the six months ended June 30, 2002.

Gross margin. Gross margin decreased to 39.1% for the quarter ended June 30, 2002 from 45.6% for the corresponding quarter in 2001. For the six months ended June 30, 2002, gross margin decreased to 36.6% from 45.8% for the comparable period in 2001. Gross margins for the six months ended June 30, 2002 were negatively impacted by a $1.2 million contract revenue adjustment booked in the first quarter of 2002 due to an increase in estimated costs to complete certain contracts for which Datum recognizes revenue on a percent complete basis. The balance of the decrease in gross margin in both periods was primarily caused by the decrease in manufacturing volumes, causing the manufacturing overhead to be absorbed over a lower unit volume.

Selling expense. Selling expense decreased $0.8 million, or 18.7%, to $3.7 million for the quarter ended June 30, 2002 from $4.5 million for the corresponding quarter in 2001. For the six months ended June 30, 2002, selling expense decreased to $7.3 million from $8.6 million for the corresponding period in 2001. The decrease in selling expense was primarily due to lower external and internal sales commissions due to the decrease in net sales. The increase in selling expense as a percent of net sales was primarily due to the fixed component of sales costs becoming a higher percentage of a lower volume of net sales.

Product development. Product development expense decreased $0.7 million, or 19.4%, to $2.8 million for the quarter ended June 30, 2002 from $3.5 million in 2001. For the six months ended June 30, 2002, product development expense decreased $1.4 million, or 19.1%, to $5.9 million. The decrease was primarily due to headcount reductions of employees and contract labor in the wireline segment. Datum has decreased product development funding due to the operating losses experienced in 2002.

General and administrative. General and administrative expense decreased $0.9 million, or 24.5%, to $2.8 million for the quarter ended June 30, 2002, from $3.7 million for the corresponding quarter of 2001. For the six months ended June 30, 2002, general and administrative expense decreased $1.5 million, or 19.8%, to $6.2 million. The decrease for the six months ended June 30, 2002 was caused by $0.4 million of goodwill amortization eliminated due to the implementation of FAS 142 and an additional $0.6 reduction in goodwill amortization related to the July 1999 acquisition of Digital Delivery, the balance of which was written off in the quarter ended June 30, 2001. The majority of the balance of the decrease was caused by lower incentive accruals in 2002 due to profitability goals not being reached, offset by severance accruals of approximately $0.5 million for the six months ended June 30, 2002. For the three months ended June 30, 2002, the decrease of $0.9 million was caused by a decrease in goodwill amortization of $0.5 million, with the balance of the decrease caused by lower incentive accruals.

Income tax provision (benefit). The income tax benefit was $1.6 million for the quarter ended June 30, 2002 and $4.6 million for the six months ended June 30, 2002. The effective tax benefit rate decreased from 64% for the quarter ended March 31,

2002 to 58% for the six months ended June 30, 2002, resulting in a 49% effective tax rate for the quarter ended June 30, 2002, due to increases in projected losses for the balance of 2002.

Shares outstanding. Shares outstanding increased for the quarter ended June 30, 2002 as a result of approximately 37,000 shares issued through the Datum's 401(k), Employee Stock Purchase Plan and incentive stock option plans.

Liquidity and Capital Resources

        On May 10, 2002, Datum amended its credit facility with Wells Fargo Bank. The credit facility expires May 29, 2003. The credit facility was reduced from $16.0 million to $10.0 million. The credit facility includes a line of credit and a term loan that funded July 7, 2000. The term loan is payable in monthly principal installments of $250,000 plus interest, which began August 1, 2000. Interest on the term loan is fixed at 9.15%, and interest on the line of credit is payable monthly at prime or at LIBOR plus 2.5%. The term loan matured and was paid off on June 15, 2002. Datum does not expect to replace the term loan in the foreseeable future.

        On June 1, 2001, the Massachusetts Development Finance Agency issued a $2.7 million industrial development bond on Datum's behalf to finance the expansion of Datum's manufacturing facility in Beverly, Massachusetts. The bond matures on May 1, 2021. Interest on the bond is payable monthly at an adjustable rate of interest. The remarketing agent determines the interest rate for each rate period to be the lowest rate which in its judgment would permit the sale of the bonds at par. The bond is collateralized by a letter of credit issued under Datum's credit facility with Wells Fargo Bank.

        In connection with the issuance of promissory notes in 1996 that were fully paid off in 2000, Datum issued to The Prudential Insurance Company of America common stock warrants which currently allow for the purchase of 176,303 shares of common stock at an exercise price per share of $11.415. The warrants expire in September 2003.

        At June 30, 2002, Datum was in violation of a debt covenant under the terms of the May 2002 amended credit agreement facility with Wells Fargo Bank, for which Datum received a waiver. However, because it is not probable that Datum will be in compliance with all debt covenants under the existing credit facility with Wells Fargo Bank through the second quarter 2003, and because the credit facility serves as collateral for the $2.7 million industrial development bond, Datum has reclassified the long term portion outstanding under the $2.7 million industrial development bond as a current obligation. Datum is in the process of negotiating an amendment to the credit facility with Wells Fargo Bank.

     If Datum successfully negotiates an amendment to its credit facility with Wells Fargo Bank and Datum is in compliance with debt covenants prospectively, Datum believes that its cash and credit facilities will be adequate to fund its operations for the foreseeable future. Also, if Datum completes its proposed merger with Symmetricom before the end of 2002 as the parties contemplate, the combined company will have sufficient cash because it would have access to Symmetricom's greater cash resources.

        Notwithstanding the above, should there be no improvement in telecommunication network infrastructure spending, which impacts Datum's expected revenues and ability to collect its accounts receivable, Datum potentially could continue to be in violation of debt covenants within its credit facility. There is no guarantee that Datum would receive a waiver if a debt covenant were violated. Should Datum be in technical default and not receive a waiver, it could be required to repay all amounts outstanding to Wells Fargo, including the $2.7 million industrial development bond, which is secured by a letter of credit issued under the Wells Fargo credit facility. If Wells Fargo does not grant waivers for any future covenant violations, and if the merger with Symmetricom is not consummated, Datum would have to raise capital and/or further reduce costs. In that event, Datum likely will need to take one or more of the following actions:

    .   Further reduce the number of its employees;
    . Further reduce its expenses, including a reduction in research and development;
    .   Restructure its operations and consolidate manufacturing facilities;
        and/or

    . Attempt to raise additional debt or equity capital on terms potentially less favorable than its existing credit facility, if available at all.

        Datum reduced its number of employees by approximately 12% in July 2002 in order to further reduce operating expenses.

        Cash provided by operations was approximately $3.6 million for the six months ended June 30, 2002 compared to cash provided by operations of $4.2 million for the corresponding period of 2001. Cash flows were positively affected in the first half of 2002 by a decrease in accounts receivable and inventory, offset by the net loss for the period as well as a net increase in tax assets and decreases in accounts payable and accrued expense.

        Cash used in investing activities was approximately $3.4 million for the six months ended June 30, 2002 compared to $3.4 million for the corresponding period of 2001, as capital expenditures and capitalized software development costs were relatively unchanged. Of the $2.3 million of capital expenditures for the six months ended June 30, 2002, approximately $1.4 million related to the expansion of the manufacturing facility in Beverly, MA. There were no such expenditures in the comparable period in 2001.

        Cash used for financing activities was approximately $0.1 million for the six months ended June 30, 2002 compared to $1.2 million for the corresponding six months of 2001. The lower amount in 2002 was the result of the industrial development bond proceeds that are being used to finance the expansion of the Beverly, MA manufacturing facility.

        Accounts receivable decreased $7.2 million to $14.8 million at June 30, 2002 from $22.0 million at December 31, 2001 due to the continued decrease in sales volume.

        Inventories decreased $3.4 million to $25.1 million at June 30, 2002 from $28.5 million at December 31, 2001, primarily as a result of the decrease in sales.

        Other assets increased by $0.8 million to $1.7 million at June 30, 2002 from $0.8 million at December 31, 2001. This increase was the result of $0.7 million of capitalized merger costs.

        At June 30, 2002, Datum had working capital of $37.1 million and a current ratio of 4.3:1 compared to working capital of $49.2 million and a current ratio of 4.3:1 at December 31, 2001. The decrease in working capital is due primarily to the decrease in accounts receivable as a result of the decline in net sales and to the reclassification of the long-term portion of the $2.7 million industrial development bond to current liabilities.

RISK FACTORS

A SIGNIFICANT AMOUNT OF SALES COME FROM DATUM'S TOP CUSTOMERS

        A relatively small number of customers historically have accounted for, and Datum expects to continue to account for, a significant portion of Datum's net sales in any given fiscal period. Datum's largest customer,

        Lucent Technologies, Inc., accounted for approximately 20% of its net sales for the year ended December 31, 2001, and approximately 33% of its net sales for each of the years ended December 31, 2000 and 1999. Datum's five largest customers accounted for approximately 37% of net sales for the year ended December 31, 2001, 48% of net sales for the year ended December 31, 2000 and 45% of its net sales for the year ended December 31, 1999. Datum believes that its major customers continually evaluate whether to purchase time and frequency products from alternative or additional sources using different technologies. Accordingly, there can be no assurance that a major customer will not reduce, delay or eliminate its purchases from Datum. Any such reduction, delay or loss in orders could harm Datum's business. Major customers also have significant leverage and may attempt to change the terms, including pricing, upon which Datum and such customers do business, which could have a negative effect on Datum's earnings and harm Datum's business.

FINANCIAL DIFFICULTIES FACED BY DATUM'S CUSTOMERS IN THE TELECOMMUNICATIONS MANUFACTURING INDUSTRY HAVE A NEGATIVE EFFECT ON DATUM'S BUSINESS

        The telecommunications manufacturing industry, from which Datum derives a significant amount of its revenue, has experienced a dramatic economic downturn, and such downturn has significantly weakened the financial condition of many of Datum's customers, including Lucent Technologies, Inc., Datum's largest customer, and others such as Qwest Communications International Inc. In addition, some of Datum's customers have filed for protection against creditors under Chapter 11 of the federal bankruptcy laws, including WorldCom Group, Inc., whose subsidiary MCI Group was a significant Datum customer, Global Crossing Ltd, 360Networks, Inc., and Williams Communications Group, Inc. If Datum's major telecommunications customers continue to experience losses, they may be unable to pay Datum money owed under existing agreements or may terminate or reduce their purchases from Datum. In addition, the continued decline of the telecommunications industry could delay decisions by Datum's customers to renew their agreements or relationships with Datum or could delay decisions by prospective customers to make initial evaluations of Datum's products. Reductions or delays in expenditures for Datum's products or nonpayment for its products could have a material adverse effect on Datum's business and results of operations.

ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT DATUM'S SALES

        Since Datum sells its products worldwide, Datum's business is subject to risks associated with doing business internationally. Datum's export sales, which were primarily to Western Europe, Latin America, the Pacific Rim, China and Canada, accounted for 31% of its net sales in fiscal 2001, 25% of its net sales in fiscal 2000, and 25% of its net sales in fiscal 1999. Datum anticipates that revenue from international operations will continue to represent a substantial portion of Datum's total revenue. In addition, some of Datum's manufacturing facilities, suppliers and competitors are located outside the United States. Accordingly, Datum's future results could be harmed by a variety of factors, including:

    .   changes in foreign currency exchange rates;
    . changes in a specific country's or region's political or economic conditions;
    . trade protection measures and import or export licensing requirements; . potentially negative consequences from changes in tax laws; . difficulty in staffing and managing widespread operations; . differing labor regulations; . foreign based competition lowering prices; . differing protection of intellectual property; and . unexpected changes in regulatory requirements.

FLUCTUATIONS IN DATUM'S QUARTERLY OPERATING RESULTS MAY CAUSE DATUM'S STOCK PRICE TO DECLINE

        Given the nature of the markets in which Datum participates, it is difficult for Datum to reliably predict future revenue and profitability, and unexpected changes may cause Datum to adjust Datum's operations. A high proportion of Datum's costs are fixed, due in part to Datum's significant sales, research and development and manufacturing costs. Thus, relatively small declines in revenue could disproportionately affect Datum's operating results in a quarter. Other factors that could affect Datum's quarterly operating results include:

    .   competitive pressures resulting in lower selling prices;
    . changes in the relative portion of Datum's revenue represented by Datum's various products and customers;
    .   changes in the timing of product orders; and
    . Datum's inability to forecast revenue in a given quarter from large system sales.

DATUM HAS A LIMITED ORDER BACKLOG AND A LIMITED VIEW OF WHEN OR IF A SALE WILL BE COMPLETED

        Datum considers all orders that it expects to ship to customers within a six-month period as order backlog. As part of Datum's close working relationship with its major original equipment manufacturer customers, such customers expect Datum to respond quickly to changes in their required volume and delivery schedule of products. Therefore, although contracts with such customers typically specify aggregate volumes of products to be purchased over an extended time period, such contracts may require Datum to supply a significantly greater volume of products on short notice. As a result of possible changes in product delivery schedules, cancellations of orders and potential delays in product shipments and orders received for products shipped in the same quarter, Datum's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period.

DATUM HAS EXPERIENCED DELAYS IN OBTAINING NEEDED STANDARD PARTS, SINGLE SOURCE COMPONENTS AND SERVICES FROM DATUM'S SUPPLIERS

        Datum currently procures various components from single sources due to unique component designs as well as certain quality and performance requirements. If single source components were to become unavailable on terms satisfactory to Datum, Datum would be required to purchase comparable components from other sources. If for any reason Datum could not obtain comparable replacement components from other sources in a timely manner, Datum's business results of operations and financial condition could be harmed. In addition, many of Datum's suppliers require long lead-times to deliver requested quantities of components. If Datum is unable to obtain sufficient quantities of components to manufacture its time or frequency products, there could be delays or reductions in product shipments which could have a material adverse effect on Datum's business, result of operations and financial condition. Due to rapid changes in semiconductor and other technology, on occasion one or more of the electronic components used in Datum's products have become unavailable, resulting in unanticipated redesign and related delays in shipments. Datum cannot assure you that it will not experience similar delays in the future, the occurrence of which could have a material adverse effect on its business, financial condition and results of operations.

IF DEMAND FOR DATUM'S PRODUCTS DOES NOT MATCH ITS MANUFACTURING CAPACITY, DATUM'S EARNINGS MAY SUFFER

        Because Datum cannot quickly adapt its production and related cost structures to rapidly changing market conditions, Datum's manufacturing capacity will exceed its production requirements if demand does not meet Datum's expectations. The fixed costs associated with excess manufacturing capacity will adversely affect Datum's earnings. Conversely, if Datum's manufacturing capacity does not keep pace with product demand, or if Datum experiences difficulties in obtaining parts or components needed for manufacturing, Datum will not be able to fulfill orders in a timely manner which in turn may have a negative effect on its earnings and overall business.

INVENTORY RISKS COULD IMPACT DATUM'S GROSS MARGIN

        Although Datum believes that it currently has appropriate provisions for inventory that has declined in value, become obsolete or is in excess of anticipated demand, Datum cannot be sure that such provisions will be adequate. Although the amount of inventory can vary at any given time, over the past year Datum's inventory has increased from approximately a six to eight months' supply, attributable primarily to decreased demand in the telecommunications equipment market. If the difficult economic conditions continue, the level of excess or obsolete inventory ultimately could exceed Datum's provisions for such inventory. Datum's business could be materially harmed if significant inventories become obsolete or are otherwise not able to be sold at favorable prices.

DATUM MUST DEVELOP AND SELL NEW PRODUCTS IN ORDER TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE

        The markets in which Datum competes are characterized by:

    .   rapidly changing technology;
    . evolving industry standards and changes in end-user requirements; and . frequent new product introductions.

        Technological advancements could render Datum's products obsolete and unmarketable. Datum's success depends on its ability to respond to changing technologies and customer requirements and its ability to develop and introduce new and enhanced products in a cost-effective and timely manner. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends. Datum may encounter difficulties in design, manufacturing, marketing, funding or in other areas that could delay or prevent Datum's development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that Datum manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that Datum can deliver adequate supplies of new products to meet anticipated customer demand. In the future, Datum expects to develop new products, but it may not successfully develop, introduce or manage the transition to these new products. Failure to develop new products that are consistent with market trends and demand will have a material adverse effect on Datum's financial condition and results of operations.

DATUM'S SUCCESS IS CONTINGENT UPON DATUM'S PRODUCT PERFORMANCE RELIABILITY

        Datum's customers establish demanding specifications for product performance and reliability. Its products are complex and often use state-of-the-art components, processes and techniques. Datum products may contain undetected or unresolved errors when they are first introduced or as new versions are released. Despite testing, errors may be found in new products or upgrades after commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. In addition to higher product service, warranty and replacement costs, such product defects may cause delays in or loss of market acceptance or sales, diversion of development resources, and could seriously harm Datum's customer relationships and industry reputation.

PROTECTION OF DATUM'S INTELLECTUAL PROPERTY IS LIMITED

        Datum's success depends, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Datum relies on a combination of trademark, copyright and trade secret laws, contractual restrictions and internal security to establish and protect its proprietary rights. Datum often relies on licenses of intellectual property useful for its business. Datum cannot provide assurance that these licenses will be available in the future on favorable terms or at all. Datum further cannot be sure that such measures will provide meaningful protection for its trade secrets or other proprietary information. To the extent Datum offers its products in other countries or faces competition from foreign companies, the laws of such countries may afford little or no effective protection of Datum's intellectual property.

THIRD PARTIES MAY CLAIM DATUM IS INFRINGING THEIR INTELLECTUAL PROPERTY, AND DATUM COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING PRODUCTS

        Third parties may claim that Datum is infringing their intellectual property rights, and Datum may be found to infringe those intellectual property rights. While Datum does not believe that any of Datum's products infringe the valid intellectual property rights of third parties, Datum may be unaware of intellectual property rights of others that may cover some of its technology, products and services. Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert Datum's management and key personnel from Datum's business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require Datum to enter into costly royalty or license agreements. However, Datum may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. Datum also may be subject to significant damages or injunctions against development and sale of certain of its products.

IF DATUM LOSES KEY PERSONNEL, IT MAY NOT BE ABLE TO SUCCESSFULLY OPERATE ITS BUSINESS

        Datum's success depends to a significant degree upon the continued contributions of the principal members of its management, sales, marketing and technical personnel, many of whom perform important management functions and would be difficult to replace. Datum believes that its success in the past has been especially dependent on the employment of its chief executive officer, president and chairman of the board, Erik H. van der Kaay, who will serve as chairman of the board of the combined company if the merger is completed. It is a condition of the merger that no more than twenty-five percent of key employees identified by Datum cease to be employed by Datum prior to the completion of the merger or express an intention to discontinue employment with the combined company after the merger. The loss of the services of key personnel, particularly senior management and engineers, could materially harm the business of Datum, affect the consummation of the merger, the performance and results of operations of the combined companies after the merger, and the anticipated benefits to be realized from the merger.

DATUM MAY ENGAGE IN FUTURE ACQUISITIONS OR DISPOSITIONS THAT DILUTE ITS STOCKHOLDERS AND CAUSE IT TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES

        As part of Datum's strategy, Datum expects to review acquisition or disposition alternatives to buy other businesses or technologies that would complement its current products, expand its market coverage, enhance its technical capabilities, or offer growth opportunities. In the event of any future transactions, Datum could:

    . issue equity or other convertible securities that would dilute its current stockholders' percentage ownership;
    .   incur debt;
    .   assume liabilities; or
    .   incur significant one-time write-offs.

        These transactions also involve numerous risks, including:

    . problems combining the acquired operations, technologies or products; . unanticipated costs; . diversion of management's attention from its core business; . adverse effects on existing business relationships with suppliers and customers;
    . risks associated with entering markets in which it has no or limited prior experience; and
    .   potential loss of key employees of purchased organizations.

DATUM CANNOT ASSURE YOU THAT IT WILL BE ABLE TO SUCCESSFULLY INTEGRATE ANY BUSINESS, PRODUCTS, TECHNOLOGIES OR PERSONNEL THAT IT MIGHT PURCHASE IN THE FUTURE

        Datum and its customers are subject to various governmental regulations, compliance with which may cause it to incur significant expenses, and if it fails to maintain satisfactory compliance with certain regulations, it may be forced to recall products and cease their manufacture and distribution, and it could be subject to civil or criminal penalties.

        Datum's business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. It may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by Datum to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of its products are regulated or sold into regulated industries, it must comply with additional regulations in marketing its products. Datum's products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. Datum also must comply with work safety rules. If Datum fails to adequately address any of these regulations, its business will be harmed.

ENVIRONMENTAL MATTERS SUBJECT DATUM TO ADDITIONAL BUSINESS RISKS

        Datum's operations are subject to numerous federal, state and local environmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in Datum's manufacturing process. While Datum has not experienced any significant effects on its operations from environmental regulations, Datum cannot assure you that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict its ability to expand its operations. Failure to comply with such regulations could result in suspension or cessation of Datum's operations, or could subject Datum to significant liabilities. Although Datum periodically reviews its facilities and internal operations for compliance with applicable environmental regulations, such reviews necessarily are limited in scope and frequency and, therefore, Datum cannot assure you that such reviews have revealed or will reveal all potential instances of noncompliance. The liabilities arising from any noncompliance with such environmental regulations could materially harm Datum's business.

        A manufacturing facility previously operated by Datum in Austin, Texas is undergoing remediation for known subsurface contamination at that facility and adjoining properties. Datum believes it will continue to incur monitoring costs for years to come in connection with this subsurface contamination. Further, Datum may be subject to claims from adjoining landowners, in addition to claims for remediation, and the amount of such costs and the extent of Datum's exposure to such claims cannot be determined at this time. The determination of the existence and cost of any additional contamination caused by Datum could involve costly and time-consuming negotiations and litigation. Remediation activities and subsurface contamination may require Datum to incur unreimbursed costs and could harm on-site operations and the future use and value of the property. The remediation efforts, the property owners' claims and any related governmental action may expose Datum to material liability and could harm its business.

DATUM AND DATUM'S CUSTOMERS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS

        Datum and its customers are subject to various governmental regulations, compliance with which may cause Datum to incur significant expenses. If Datum fails to maintain satisfactory compliance with certain regulations, it may be forced to recall products and cease their manufacture and distribution, and Datum could be subject to civil or criminal penalties.

        Datum's business is subject to various other significant international, federal, state and local, health and safety, packaging, product content and labor regulations. These regulations are complex, change frequently and have tended to become more stringent over time. Datum may be required to incur significant expenses to comply with these regulations or to remedy past violations of these regulations. Any failure by Datum to comply with applicable government regulations could also result in cessation of its operations or portions of its operations, product recalls or impositions of fines and restrictions on its ability to carry on or expand its operations. In addition, because many of its products are regulated or sold into regulated industries, Datum must comply with additional regulations in marketing its products. Datum's products and operations are also often subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation of other agencies such as the United States Federal Communications Commission. If Datum fails to adequately address any of these regulations, its business may be harmed.

FAILURE TO CONSUMMATE THE MERGER WITH SYMMETRICOM COULD HAVE AN ADVERSE IMPACT ON DATUM AND ITS STOCK PRICE

        Since entering into the merger agreement on May 22, 2002, Datum has made planning and operations decisions on the basis that the merger will be consummated. Thus, although Datum has reduced its workforce and cut other expenses, including terminating some research and development projects in order to conserve cash and lower its break-even level, these actions assume that following the merger the combined company will be able to achieve further cost savings through operational synergies, and that, with access to Symmetricom's greater cash resources, the combined company will have sufficient cash for working capital and growth. These planning and operating decisions may have been different had Datum not entered into the merger agreement. For example, if Datum had not entered into the merger agreement, it may have been appropriate for Datum to have made greater reductions in the number of employees and expenses, and to have made those reductions earlier than it actually did. Additionally, Datum may have pursued a debt or equity financing transaction in order to assure access to sufficient working capital as an independent company, rather than rely on the availability of Symmetricom's cash assuming the merger will be consummated. Moreover, the merger agreement contains restrictions that prohibit Datum from incurring certain additional debt or issuing additional equity securities while the merger is pending, subject to Symmetricom's consent. If the merger is not consummated, not only will Datum not have the benefit of Symmetricom's cash or have obtained other financing, but Datum also will have incurred a significant amount of non-operating expenses associated with the merger that it otherwise would not have incurred. Consequently, if the merger is not consummated, Datum's financial condition likely will be worse than it would have been had it never entered into the merger agreement.

        If Datum and Symmetricom fail to consummate the merger, Datum will face the difficulties of competing in a depressed telecommunications equipment market with limited cash resources. Datum already has experienced decreases in net sales, earnings. and cash flow as a result of the difficult economic environment, which has resulted in several reductions in the number of Datum employees and a violation by Datum of covenants contained in its bank credit facility. If the merger does not occur and the difficult economic environment in Datum's core markets continues, Datum likely will need to take one or more of the following actions:

     .    further reduce the number of its employees;
     . further reduce its expenses, including a reduction in research and development;
     .    restructure its operations and consolidate manufacturing facilities;
     . attempt to restructure its credit facility; and/or . attempt to raise additional debt or equity capital on terms potentially less favorable than its existing credit facility, if available at all.

        Any one or more of these actions could have an adverse impact on Datum's results of operations and its stock price. Additionally, if the merger is not completed, Datum's stock would no longer be influenced by the exchange ratio established by the merger agreement, which could negatively impact Datum's current market valuation and stock price.


Datum stockholders will receive 2.7609 shares of Symmetricom common stock in exchange for each share of Datum common stock regardless of changes in the relative market value of Datum common stock and Symmetricom common stock

     Each share of Datum common stock will be exchanged for 2.7609 shares of Symmetricom common stock upon completion of the merger, subject to adjustments to reflect any stock split, stock dividend, reorganization or similar change in Symmetricom or Datum common stock. This exchange ratio for the shares is a fixed number and the merger agreement does not contain any provision to adjust this ratio for changes in the market price of either Datum common stock or Symmetricom common stock. Neither party is permitted to terminate the merger agreement solely because of changes in the market price of Symmetricom or Datum common stock. Consequently, the specific dollar value of Symmetricom common stock to be received by Datum stockholders will depend on the market value of Symmetricom common stock at the time of completion of the merger and may decrease from the date of the special meeting or the date that you submit your proxy. You are urged to obtain recent market quotations for Symmetricom common stock and Datum common stock. The companies cannot predict or give any assurances as to the market price of Symmetricom common stock or Datum common stock at any time before the merger or the common stock of the combined company after the merger. The prices of Symmetricom common stock and Datum common stock may vary because of factors such as:

.. changes in the business, operating results or prospects of Symmetricom or
  Datum;
.. actual or anticipated variations in quarterly results of operations;
.. market assessments of the likelihood that the merger will be completed;
.. the timing of the completion of the merger;
.. sales of Symmetricom common stock or Datum common stock;
.. additions or departures of key personnel;
.. the status of, and developments concerning, Symmetricom's pending acquisition of TrueTime;
.. announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
.. conditions or trends in the telecommunications industry;
.. announcements of technological innovations or the discontinuation of products or services by Symmetricom, Datum, their competitors or their customers;
.. changes in market valuations of other telecommunications companies;
.. the prospects of post-merger operations;
.. regulatory considerations; and
.. general market and economic conditions.

     If Symmetricom and Datum complete the merger, holders of Datum common stock will become holders of Symmetricom common stock. Symmetricom's business differs from Datum's business, and Symmetricom's results of operations, as well as the price of Symmetricom common stock, may be affected by factors different than those affecting Datum's results of operations and the price of Datum common stock.

The market price of the combined company's common stock may decline as a result of the merger

     The market price of the combined company's common stock may decline as a result of the merger for a number of reasons, including if:

..  the integration of Symmetricom and Datum is not completed in a timely and efficient manner;
..  the integration of Symmetricom and TrueTime is not completed in a timely and efficient manner;
..  the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;
..  the effect of the merger on the combined company's financial results is not consistent with the expectations of financial or industry analysts; or .. significant stockholders of Symmetricom, TrueTime or Datum decide to dispose of their shares following completion of the merger.

The price of Symmetricom common stock may be affected by factors different from those affecting the price of Datum common stock

     When the merger is completed, holders of Datum common stock will become holders of Symmetricom common stock. Symmetricom's business differs from that of Datum, and Symmetricom's results of operations, as well as the price of Symmetricom common stock, may be affected by factors different from those affecting Datum's results of operations and the price of Datum common stock.


Datum directors and officers have interests in the merger that may be different than Datum stockholders

     Some of the directors and officers of Datum have agreements with Datum or have entered into agreements with Symmetricom that give them an interest in the merger that is different, or in addition, to the interests of an individual who just holds Datum common stock. These agreements include severance, termination and consulting agreements, continuing indemnification against liabilities, as well as option grants and amendments to existing stock options, all of which are set forth in greater detail in the joint proxy statement/prospectus of Datum and Symmetricom filed with the SEC regarding the merger. As a condition of the merger agreement, all of the members of the Datum board of directors and several of Datum's executive officers agreed with Symmetricom to vote all of their shares of Datum common stock in favor of the merger. Datum stockholders should consider whether these interests may have influenced the decision of the directors and officers to support and vote their shares in favor of the merger, or may have influenced the decision of Datum's board of directors to vote to approve the merger agreement and the merger.


The completion of the merger depends upon regulatory approval which could delay the merger and, even if granted, may result in unfavorable restrictions or conditions

     The merger is subject to review by the United States Department of Justice ("DOJ") or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act. Symmetricom and Datum have made their required pre-merger notification filings and are awaiting the expiration or termination of the applicable waiting period, which is a condition to completion of the merger. On June 27, 2002, the staff of the DOJ issued a formal second request for information as part of its review of the merger. We are in the process of responding to this request. The waiting period will be extended until 30 days after Symmetricom and Datum comply with the DOJ request. Compliance with the DOJ request could take a significant amount of time and could delay the closing of the merger. Satisfying these regulatory requirements could also delay consummation of the merger. Any such delay could diminish the anticipated benefits of the merger, result in additional transaction costs or loss of revenue, or exacerbate other effects associated with uncertainty about the transaction, including a decline in the common stock prices of Symmetricom or Datum.

     The reviewing authorities may not permit the merger at all or may impose restrictions or conditions on the merger that could seriously harm the combined company if the merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the separate holding of certain assets or businesses. Symmetricom or Datum may refuse to complete the merger if governmental authorities impose restrictions or conditions that could reasonably be expected to have a material adverse effect on Symmetricom assuming the merger has been completed or on the benefits reasonably expected by the combined company as a result of the merger.


Customer, supplier and employee uncertainty related to the merger could harm the combined company

     Symmetricom and Datum customers and suppliers may, in response to the announcement or consummation of the merger, delay purchasing or supply decisions or otherwise alter existing relationships with Symmetricom and Datum. These decisions or other adverse changes in business relationships of Symmetricom and Datum with their customers and suppliers could adversely affect the business of the combined company. Similarly, current and prospective Datum employees may experience uncertainty about their future as employees of the combined company until or after strategies with regard to Datum are announced or executed. This may adversely affect Symmetricom's or Datum's ability to attract and retain, and may affect the performance during the transition period of, key management, sales, marketing and technical personnel.


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

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders was held on June 14, 2001

(b) (i) Set forth below is the name of each Class III director elected at the meeting to serve until the 2004 Annual Meeting of Stockholders and the number of votes cast for their election and the number of votes withheld;

                                              Number of     Number of
                        Name                  Votes "For"   Votes "Withheld"
                        ----                  -----------   ----------------

                        G. Tilton Gardner       6,009,957             21,592
                        Michael M. Mann         6,010,877             20,672

        (ii) The terms of the following directors of the company continued after the meeting: Alfred A. Boschulte, Elizabeth A. Fetter,
               R. David Hoover, Louis B. Horwitz and Erik H. van der Kaay.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

10.63 Amendment No. 4 to Second Amended and Restated Credit Agreement, dated May 10, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.

99.1    Certification of Periodic Report by Chief Financial Officer

99.2    Certification of Periodic Report by Chief Executive Officer

        (b)    Reports on Form 8-K

        On May 24, 2002, the Registrant filed a Report on Form 8-K announcing the execution of an Agreement and Plan of Merger with Symmetricom, Inc. dated as of May 22, 2002, and referencing a press release announcing the execution of the merger agreement.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATUM INC.



 /s/ Erik H. van der Kaay                                          Date    August 14, 2002
-----------------------------------------------------------             ------------------
Erik H. van der Kaay, President and Chief Executive Officer


  /s/ Robert J. Krist                                              Date    August 14, 2002
-----------------------------------------------------------             ------------------
Robert J. Krist, Vice President and Chief Financial Officer

EXHIBIT INDEX

Sequentially
 Numbered

Exhibit No.    Description

-----------    -----------

10.63 Amendment No. 4 to Second Amended and Restated Credit Agreement, dated May 10, 2002, by and between Datum Inc. and Wells Fargo Bank, National Association.

99.1           Certification of Periodic Report by Chief Financial Officer

99.2           Certification of Periodic Report by Chief Executive Officer