Form 10-Q/A
period 2002-06-30
DATUM INC
filed 2002-08-28
CIK 27119

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

Item 6.      Exhibits and Reports on Form 8-K........................................................11

        This amended report on Form 10-Q/A is filed solely to amend the disclosure contained in "Part I. Item 1--Financial Statements" contained in the Condensed Consolidated Balanced Sheet, "Liabilities and Stockholder's Equity." Registrant inadvertently included a line item entry as "Long-term debt," which amount had been reclassified and should have been inserted as a line item entry under Current Liabilities, "Long-term debt classified as current." Although the reclassification was not reflected in the balance sheet, the reclassification was discussed in Registrant's report on Form 10-Q for the period ended June 30, 2002 in Part I, Item 1, Financial Statements, under "Note E - Debt" and Part I,
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Liquidity and Capital Resources."


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
                                                                                  ===========    =============

     See Notes to Condensed Consolidated Financial Statements

                           DATUM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                           June 30,         December 31,
                                                                             2002               2001
                                                                         ------------      -------------
                                                                          (restated)
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable...............................................     $      5,695      $       7,041
     Accrued salaries and wages.....................................            2,206              3,047
     Accrued warranty...............................................            1,386              1,577
     Other accrued expenses.........................................              693                998
     Deferred revenue...............................................              313                314
     Current portion of long-term debt..............................               60              1,810
     Long-term debt classified as current...........................            2,605                 --
                                                                         ------------      -------------
          Total current liabilities.................................           12,958             14,787
Long-term debt......................................................               --              2,635
Postretirement benefits.............................................            1,178              1,239
Other long-term liabilities.........................................              498                674
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

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

99.1    Certification of Periodic Report by Chief Financial Officer

99.2    Certification of Periodic Report by Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATUM INC.



 /s/ Erik H. van der Kaay                                          Date    August 28, 2002
-----------------------------------------------------------             ------------------
Erik H. van der Kaay, President and Chief Executive Officer


  /s/ Robert J. Krist                                              Date    August 28, 2002
-----------------------------------------------------------             ------------------
Robert J. Krist, Vice President and Chief Financial Officer

EXHIBIT INDEX

Sequentially
 Numbered

Exhibit No.    Description

-----------    -----------

99.1           Certification of Periodic Report by Chief Financial Officer

99.2           Certification of Periodic Report by Chief Executive Officer